Form 10-Q
period 1996-06-30
COCA COLA BOTTLING GROUP SOUTHWEST INC
filed 1996-08-14
CIK 811615

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996
                              -----------------------------

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    ----------------------
                          Commission file number  33-69274


                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            NEVADA                                          75-1494591
 ----------------------------                            ----------------
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


               1999 BRYAN STREET, SUITE 3300, DALLAS, TEXAS  75201
               ---------------------------------------------------
                (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (214) 969-1910

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                   -----      -----

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 1, 1996 was $0.00.

    As of August 1, 1996, 100,000 shares of the Company's Common Stock, par value $.10 per share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                    None

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1:        FINANCIAL STATEMENTS

         THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS--JUNE 30, 1996 AND DECEMBER 31, 1995
                    (Amounts in Thousands Except Share Data)

                                                         JUN. 30,       DEC. 31,
                                                           1996           1995
                                                        ----------     ---------
CURRENT ASSETS:
  Cash and cash equivalents                                $3,366        $3,053
  Receivables-
    Trade accounts, net of allowances
      for doubtful accounts of $550 as of
      June 30, 1996 and $543 as of December 31, 1995       21,027        17,620
    Other                                                   7,960         4,434
                                                        ----------     ---------
                                                           28,987        22,054

  Inventories                                              14,352        11,303
  Prepaid expenses and other                                2,467           999
  Net deferred tax asset                                    2,317           788
                                                        ----------     ---------
      Total current assets                                 51,489        38,197
                                                        ----------     ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                                      5,796         5,893
  Buildings and improvements                               29,029        27,181
  Vending machines, machinery and equipment                68,562        63,092
  Furniture and fixtures                                    3,741         3,641
  Vehicles                                                 16,748        15,235
                                                        ----------     ---------
                                                          123,876       115,042
  Less-Accumulated depreciation                           (77,679)      (73,909)
                                                        ----------     ---------
      Property, plant and equipment, net                   46,197        41,133

OTHER ASSETS:
  Franchise rights and goodwill, net of accumulated
    amortization of $37,611 as of June 30,
    1996 and $35,613 as of December 31, 1995              121,471       123,473
  Deferred financing costs, covenants not to compete
    and other, net of accumulated amortization of
    $5,260 as of June 30, 1996 and $4,861 as of
    December 31, 1995                                      14,600        11,834
  Net deferred tax asset                                    7,823        10,012
                                                        ----------     ---------
      Total other assets                                  143,894       145,319
                                                        ----------     ---------

          Total assets                                   $241,580      $224,649
                                                        ----------     ---------
                                                        ----------     ---------

    The accompanying notes are an integral part of these consolidated balance sheets.

         THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS--JUNE 30, 1996 AND DECEMBER 31, 1995
                    (Amounts in Thousands Except Share Data)


                                                         JUN. 30,      DEC. 31,
                                                           1996          1995
                                                        ----------     ---------
CURRENT LIABILITIES:
  Accounts payable                                        $21,632       $16,087
  Accrued payroll                                           1,914         2,068
  Accrued interest                                          1,681         3,451
  Other accrued liabilities                                 1,930         1,424
  Current maturities of long-term debt                     12,056        15,264
                                                        ----------     ---------
      Total current liabilities                            39,213        38,294
                                                        ----------     ---------


LONG-TERM DEBT, net of current maturities                 249,667       246,243



OTHER LIABILITIES                                          13,387         9,337



COMMITMENTS AND CONTINGENCIES



STOCKHOLDER'S DEFICIT:
  Common stock, $.10 par value; 250,000 shares
    authorized: 100,000 shares issued and outstanding          10            10
  Additional paid-in capital                               26,223        26,223
  Retained deficit                                        (86,920)      (95,458)
                                                        ----------     ---------
      Total stockholder's deficit                         (60,687)      (69,225)
                                                        ----------     ---------
          Total liabilities and stockholder's deficit    $241,580      $224,649
                                                        ----------     ---------
                                                        ----------     ---------


   The accompanying notes are an integral part of these consolidated balance sheets.

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995
                            (Amounts in Thousands)

                                                 Three Months Ended             Six Months Ended
                                              -------------------------     -------------------------
                                                 1996           1995           1996           1995
                                              ----------     ----------     ----------     ----------
NET REVENUES                                    $67,164        $61,828       $123,959       $114,937
                                              ----------     ----------     ----------     ----------

COSTS AND EXPENSES:
  Cost of goods sold (exclusive of
    depreciation shown below)                    35,800         33,284         65,068         61,136
  Selling, general and administrative            17,802         16,295         35,675         32,444
  Depreciation and amortization                   3,365          3,063          6,640          6,221
                                              ----------     ----------     ----------     ----------
                                                 56,967         52,642        107,383         99,801
                                              ----------     ----------     ----------     ----------
    Operating income                             10,197          9,186         16,576         15,136

  INTEREST:
    Interest on debt                             (5,261)        (5,666)       (10,496)       (11,920)
    Deferred financing cost                        (146)          (340)          (301)          (659)
    Interest income                                  37             43             87             80
                                              ----------     ----------     ----------     ----------
                                                 (5,370)        (5,963)       (10,710)       (12,499)

  Equity in earnings of unconsolidated
    subsidiary                                    2,616            570          3,582            570
                                              ----------     ----------     ----------     ----------
    Income before income taxes
      and extraordinary item                      7,443          3,793          9,448          3,207

  Benefit (provision) for income taxes             (630)        10,377           (910)        10,377
                                              ----------     ----------     ----------     ----------
    Income before extraordinary item              6,813         14,170          8,538         13,584

  Extraordinary item, net of income tax
    benefit of $423                               -               (787)         -               (787)
                                              ----------     ----------     ----------     ----------
      Net income                                  6,813         13,383          8,538         12,797
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------


 The accompanying notes are an integral part of these consolidated statements.

         THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                             (Amounts in Thousands)


                                                           1996          1995
                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $8,538       $12,797
  Ajustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization                         6,640         6,221
      Extraordinary item                                      -           1,210
      Change in deferred taxes                                660       (10,800)
      Amortization of deferred financing costs                301           659
      Deferred compensation                                   790           725
      Earnings of unconsolidated subsidiary                (3,582)         (570)
      Change in assets and liabilities, excluding
        effects of extraordinary item:
           Receivables                                     (6,933)       (4,004)
           Inventories                                     (3,082)       (1,106)
           Prepaid expenses and other                      (1,468)         (140)
           Payables                                         5,545         1,613
           Accrued expenses                                (1,418)        2,221
                                                        ----------    ----------
           Net cash provided by operating activities        5,991         8,826
                                                        ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net          (8,990)       (5,362)
  Other noncurrent assets acquired                           (164)         (280)
                                                        ----------    ----------
           Net cash used in investing activities           (9,154)       (5,642)
                                                        ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving
    credit facility                                         7,550         3,800
  Retirement of long-term debt                                -        (121,122)
  Proceeds from issuance of long-term debt, net               -         117,869
  Payments on long-term debt                               (4,074)       (2,456)
                                                        ----------    ----------
            Net cash provided (used) by financing
              activities                                    3,476        (1,909)
                                                        ----------    ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                 313         1,275

CASH AND CASH EQUIVALENTS, beginning of period              3,053         3,076
                                                        ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                   $3,366        $4,351
                                                        ----------    ----------
                                                        ----------    ----------


 The accompanying notes are an integral part of these consolidated statements.

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996 AND 1995

(1) BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements of The Coca-Cola Bottling Group (Southwest), Inc., a Nevada corporation (the "Company") and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect, in the opinion of management, all adjustments which are normal and recurring in nature, necessary for a fair presentation of financial position, results of operations, and changes in cash flows at June 30, 1996 and for all periods presented. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company included in Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.


(2) INVENTORY:

         Inventories consist of the following (in thousands):

                                                Jun. 30,       Dec. 31,
                                                  1996           1995
                                              -----------    ----------
    Raw materials                             $   3,097      $   2,004
    Returnable shells, vending equipment
         not in service and supplies              1,648          1,625
    Finished goods                                9,607          7,674
                                              -----------    ----------
                                               $ 14,352       $ 11,303
                                              -----------    ----------
                                              -----------    ----------

(3) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

         Summarized financial information for Texas Bottling Group, Inc. ("TBG") as of June 30, 1996 and December 31, 1995, is as follows (in thousands):

                                                Jun. 30        Dec. 31
                                                 1996            1995
                                               ---------      ---------

    Current assets                             $  51,154      $  41,357
    Noncurrent assets                            211,716        218,189
    Current Liabilities                           40,064         38,314
    Long-term debt                               209,250        215,500
    Other liabilities                              3,383          2,922
    Postretirement benefit obligation              6,123          6,003
    Stockholders' earnings (deficit)               4,050         (3,223)


    FOR THE SIX MONTH PERIODS
       ENDED JUNE 30, 1996 AND 1995:

                                                  1996           1995
                                                ---------      --------
         Net sales                               109,070        103,866
         Cost of goods sold                       58,224         55,863
         Net income before income taxes
            and extraordinary item                 8,773          6,171

         Net income                                7,273         18,860

         The Company's equity in 1996 net income resulted in the Company recording income from TBG of $3,582,000.

         In connection with the grant of a Dr Pepper franchise to TBG's subsidiary, Coca-Cola Bottling Company of the Southwest ("CCBSW"), in
    1984 and the acquisition of certain assets of Dr Pepper Bottling Company of San Antonio by CCBSW, the United States Federal Trade Commission ("FTC") filed a lawsuit against CCBSW asserting violation of the Federal Trade Commission Act and the Clayton Act. During 1991, an administrative law judge dismissed the FTC lawsuit, on September 28, 1994, the FTC announced its decision reversing the administrative law judge and issued an order requiring CCBSW to divest its Dr Pepper franchise in Bexar County and nine surrounding counties in Texas within twelve months and to obtain FTC consent before acquiring any carbonated soft drink business for ten years from the effective date of the order. CCBSW appealed the FTC decision to the 5th Circuit Court of Appeals, and on June 10, 1996, the Court of Appeals reversed and vacated the FTC decision. The Court of Appeals ruled that the FTC had applied the wrong legal standard and remanded the case to the FTC for further proceedings consistent with the new standard, noting that CCBSW had made a "strong" argument that the previous findings already established the legality of CCBSW's receipt of the licenses. CCBSW will continue to defend its Dr Pepper licenses in the San Antonio area and related businesses through any further proceedings. Management of the Company does not believe that CCBSW has violated any laws and does not believe that the FTC lawsuit will have a material adverse effect on CCBSW or the Company.


(4) INCOME TAXES:

         The Company's benefit (provision) for income taxes for the periods ended June 30, 1996 and 1995, is as follows (in thousands):

                                                1996           1995
                                              -------        --------
            Current                            (250)             -
            Deferred                           (660)          10,800
                                              -------        --------
                                             $ (910)         $10,800
                                             --------        --------


 (5) COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES:

         The Company is a member of a soft drink canning cooperative and owns approximately 4% (qualifying shares) at June 30, 1996. The Company had purchases of $540,000 and $363,000 for the periods ended June 30, 1996 and 1995 from this cooperative.

         The Company's transactions with TBG included purchases of approximately $8,376,000 and $421,000 and sales of approximately $5,814,000 and $442,000 for the periods ended June 30, 1996 and 1995.

         The Company had purchases from Western Container Corporation, a plastic bottle manufacturer of which the Company's subsidiaries are shareholders, of $4,743,000 and $4,436,000 for the periods ended June 30, 1996 and 1995.

(6) On August 1, 1996, the Company received a dividend from TBG in the amount of $4.1 million and paid a dividend to the Company's shareholder in the amount of $6.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Unit growth of soft drink sales is measured in equivalent case sales which convert all wholesale bottle, can and pre-mix unit sales into a value of equivalent cases of 192 ounces each. Unit sales of post-mix and contract bottling are not generally included in discussions concerning unit sales volume as post-mix sales are essentially sales of syrup and not of packaged products, and contract bottling is done as capacity permits and does not represent licensed products for the franchised territory. However, all references to net revenues and gross profit include volumes for post-mix and contract sales.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

    NET REVENUES. Net revenues for the Company increased by 8.6% or approximately $5.3 million to $67.2 million in 1996. Soft drink net revenues increased 8.8% primarily as a result of a 9% increase in equivalent case sales in 1996 versus 1995. Net revenues for post-mix as a percentage of total net revenues increased to 12.4% in 1996, as compared to 11.7% in 1995. Net revenues for Automated & Custom Food Services, Inc. increased in 1996 by approximately 7.8% over 1995.

    GROSS PROFIT. Gross profit increased by 9.9% from $28.5 million to $31.4 million, primarily as a result of the increase in revenues resulting from the increase in equivalent case sales noted above. Gross profit as a percentage of net revenues for the period ended June 30, 1996 was 46.7% compared to 46.2% for the period ended June 30, 1995. Reductions in raw material costs for aluminum cans, sweetener and PET bottles accounted for the improved margin percentage in 1996.

    SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses increased 9.2% or approximately $1.5 million in 1996. Selling, general and administrative expense as a percentage of net revenues increased to 26.5% in 1996 from 26.4% in 1995. Higher labor costs associated with the increased equivalent case sales volume, labor and expenses associated with a significant vending machine placement initiative and several facility repair projects accounted for most of the percentage increase.

    OPERATING INCOME. As a result of the above, offset by a $0.3 million increase in depreciation and amortization, operating income for the period ended June 30, 1996 increased to $10.2 million, or 15.2% of net revenue, compared to $9.2 million or 14.9% of net revenue for the same period in 1995.

    INTEREST EXPENSE. Net interest expense decreased by approximately $0.6 million in 1996 due primarily to reductions in short term interest rates between years and lower debt levels as a result of scheduled payments.

    EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY. The Company recognized equity in the earnings of TBG in 1996 of $2.6 million as compared to $0.6 million in 1995. TBG recorded net income of approximately $5.3 million in 1996 compared to net income of approximately $17.9 million in 1995. TBG's operating income increased by $0.8 million or 7.9% in 1996 over the same period in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

    NET REVENUES. Net Revenues for the Company increased by 7.8% or approximately $9.0 million to $124.0 million in 1996. Soft drink net revenues increased 8.2% primarily as a result of a 7.9% increase in equivalent case sales in 1996 versus 1995. Net revenues for post-mix as a percentage of total net revenues increased to 12.0% in 1996, as compared to 11.4% in 1995. Net revenues for Automated & Custom Food Services, Inc. increased in 1996 by approximately 6.9% over 1995.

    GROSS PROFIT. Gross Profit increased by 9.5% from $53.8 million to $58.9 million, primarily as a result of the increase in revenues resulting from the increase in equivalent case sales noted above. Gross profit as a percentage of net revenues for the period ended June 30, 1996 was 47.5% compared to 46.8% for the period ended June 30, 1995. Reductions in raw material costs for aluminum cans, sweetener and PET bottles accounted for the improved margin percentage in 1996.

    SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses increased 10% or approximately $3.2 million in 1996. Selling, general and administrative expense as a percentage of net revenues increased to 28.8% in 1996 from 28.2% in 1995. Higher labor costs associated with the increased equivalent case sales volume, labor and expenses associated with a significant vending machine placement initiative and several facility repair projects accounted for most of the percentage increase.

    OPERATING INCOME. As a result of the above, offset by a $0.4 million increase in depreciation and amortization, operating income for the period ended June 30, 1996 increased to $16.6 million, or 13.4% of net revenue, compared to $15.1 million or 13.2% of net revenue for the same period in 1995.

    INTEREST EXPENSE. Net interest expense decreased by approximately $1.8 million in 1996 due primarily to reductions in borrowing costs associated with refinancing activities in April 1995 discussed below, lower short term rates and reductions in debt levels as a result of scheduled payments.

    EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY. The Company recognized equity in the earnings of TBG in 1996 of $3.6 million as compared to $0.6 million in 1996. TBG recorded net income of approximately $7.3 million in 1996 compared to net income of approximately $18.9 million in 1995. TBG's operating income increased by $0.8 million or 4.6% in 1996 over the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1996, cash provided by operating activities was $6.0 million, generated primarily by net income plus depreciation and amortization. Investing activities used $9.2 million primarily for additions to property, plant and equipment while financing activities provided $3.5 million primarily from $7.6 million drawn under the revolving credit facility, net of term loan repayments.

    The term loan entered into in 1995 provides for mandatory annual prepayment based on excess cash flow as defined for each calendar year. The prepayment for 1995 paid in the second quarter of 1996 was approximately $2 million. Based on the Company's anticipated operating results, management believes the Company's future operating activities will generate sufficient cash flows to repay borrowings under the 1995 Bank Agreement.

    On May 1, 1996, the Company received consents from its senior bank lenders which limited the amount of mandatory annual prepayment for the calender year 1995 to a maximum of $2 million and limited the amount of excess cash flow to be prepaid in 1996 to 75% of the excess cash flow as defined. In addition, a consent was obtained to change the definition of capital expenditures to allow the use of certain market development funds received in connection with the Company's new Sprite franchise to be used for capital expenditures without being counted as capital expenditures for covenant calculation purposes.

    In connection with the 1995 Bank Agreement the Company has entered into an interest rate cap agreement which caps the three month LIBOR rate at 9% on a notional principal amount of $60 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.6 million.

    The Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and adjust the valuation allowance accordingly. At June 30, 1996, the Company recognized provision for income taxes of $0.9 million of which $0.7 million represents deferred taxes.

    On August 1, 1996, the Company received a dividend from TBG in the amount of $4.1 million and paid a dividend to the Company's shareholder in the amount of $6.4 million to shareholders of record on July 19, 1996.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         On June 10, 1996, the United States Court of Appeals for the Fifth Circuit (the "5th Circuit Court") reversed and vacated the September 28, 1994 decision of the Federal Trade Commission ("FTC"), in which the FTC had ordered the divesture of Dr Pepper licenses for a ten-county area around and including San Antonio, Texas held by Coca-Cola Bottling Company of the Southwest ("San Antonio Coke"), a wholly-owned subsidiary of Texas Bottling Group, Inc., the unconsolidated subsidiary of the Registrant. The Court of Appeals ruled that the FTC had applied the wrong legal standard, noting that San Antonio Coke had made a strong argument that the previous findings already established the legality of San Antonio Coke's receipt of the licenses. The FTC has not sought rehearing before the 5th Circuit Court.

    San Antonio Coke filed the appeal in 1994 following FTC action reversing an Administrative Law Judge's dismissal of the FTC complaint filed in 1988. The FTC had complained about the 1984 transactions in which the Dr Pepper Company issued franchises to San Antonio Coke to manufacture and distribute Dr Pepper products in Bexar and nine adjoining Texas counties, alleging anti-competitive potential and violations of the Clayton Antitrust Act and the Federal Trade Commission Act.

    San Antonio Coke will continue to defend its Dr Pepper licenses in the San Antonio area and related businesses through any further proceedings required by the 5th Circuit Court's remanding the case. Additional background information on this proceeding is set forth in the Registrant's annual report on Form 10-K for the year ending December 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 30, 1996, by written consent in lieu of the annual meeting of shareholders, the sole shareholder of Registrant elected Edmund M. Hoffman and Robert K. Hoffman to serve as the Directors of the Registrant.

ITEM 5.  OTHER INFORMATION.

    On August 1, 1996, the Registrant paid a dividend of $6.35 million to its sole shareholder, CCBG Corporation, a Nevada corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits

    Exhibit
      No.                       DESCRIPTION OF EXHIBIT
   ----------                  -------------------------

     10.1 Consent letter dated May 1, 1996 providing for adjustments to the Loan Agreement dated April 4, 1995, executed by and among The Coca-Cola Bottling Group (Southwest), Inc., Texas Commerce Bank National Association, as Agent, First Bank National Association, as Collateral Agent, and certain other financial institutions therein listed.

    (b)  Reports on Form 8-K

                 A current report on Form 8-K was filed with the Securities and Exchange Commission on June 21, 1996 reporting the
                 June 10, 1996 decision of the Fifth Circuit Court of Appeals vacating and remanding the prior decision of the Federal Trade Commission against San Antonio Coke. See Part II,
                 Item 1 above.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                The Coca-Cola Bottling Group (Southwest), Inc. (Registrant)



Date   AUGUST 9, 1996           By: /s/ Charles F. Stephenson
      ----------------             ------------------------------
                                    Charles F. Stephenson
                                    President and Chief Financial Officer
                                    (duly authorized officer and Principal
                                    Financial Officer)

                               INDEX TO EXHIBITS

Exhibit                                                  SEQUENTIALLY
  No.                                                    NUMBERED PAGE
- --------                                                 --------------

                            DESCRIPTION OF EXHIBIT
                          -------------------------

10.1 Consent letter dated May 1, 1996 providing for adjustments to the Loan Agreement dated April 4, 1995, executed by and among The Coca-Cola Bottling Group (Southwest), Inc., Texas Commerce Bank National Association, as Agent, First Bank National
         Association, as Collateral Agent, and certain other financial institutions therein listed.