Form 10-Q
period 1996-09-30
COCA COLA BOTTLING GROUP SOUTHWEST INC
filed 1996-10-24
CIK 811615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1996
                              ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                       Commission file number  33-69274

                   THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.
               (Exact name of registrant as specified in its charter)

            NEVADA                                            75-1494591
 (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

               1999 BRYAN STREET, SUITE 3300, DALLAS, TEXAS 75201 (Address of principal executive offices)(Zip Code)

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of October 1, 1996 was $0.00.

     As of October 1, 1996, 100,000 shares of the Company's Common Stock, par value $.10 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                    PART I
                            FINANCIAL INFORMATION


ITEM 1:   FINANCIAL STATEMENTS

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                   (Amounts in Thousands Except Share Data)

                                                                         SEP. 30,       DEC. 31,
                                                                          1996           1995
                                                                        --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                                            $  6,266       $  3,053
   Receivables-
      Trade accounts, net of allowances
         for doubtful accounts of $551 as of
         September 30, 1996 and $543 as of December 31, 1995              17,516         17,620
      Other                                                                6,900          4,434
                                                                        --------       --------
                                                                          24,416         22,054

   Inventories                                                            12,620         11,303
   Prepaid expenses and other                                              2,377            999
   Net deferred tax asset                                                  2,379            788
                                                                        --------       --------
         Total current assets                                             48,058         38,197
                                                                        --------       --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                                    5,796          5,893
   Buildings and improvements                                             29,721         27,181
   Vending machines, machinery and equipment                              69,171         63,092
   Furniture and fixtures                                                  3,836          3,641
   Vehicles                                                               16,862         15,235
                                                                        --------       --------
                                                                         125,386        115,042
   Less-Accumulated depreciation                                         (79,759)       (73,909)
                                                                        --------       --------
         Property, plant and equipment, net                               45,627         41,133

OTHER ASSETS:
   Franchise rights and goodwill, net of accumulated
      amortization of $38,609 as of September 30,
      1996 and $35,613 as of December 31, 1995                           120,469        123,473
   Deferred financing costs, covenants not to compete
      and other, net of accumulated amortization of $5,447
      as of September 30, 1996 and $4,861 as of December 31, 1995         15,205         11,834
   Net deferred tax asset                                                  7,471         10,012
                                                                        --------       --------
         Total other assets                                              143,145        145,319
                                                                        --------       --------

         Total assets                                                   $236,830       $224,649
                                                                        --------       --------
                                                                        --------       --------

The accompanying notes are an integral part of these consolidated balance sheets.

      THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                (Amounts in Thousands Except Share Data)

                                                          SEP. 30,    DEC. 31,
                                                            1996        1995
                                                           -------    --------
CURRENT LIABILITIES:
   Accounts payable                                        $23,470     $16,087
   Accrued payroll                                           1,160       1,400
   Accrued interest                                          4,847       3,451
   Other accrued liabilities                                 1,294       2,092
   Current maturities of long-term debt                     12,437      15,264
                                                          --------    --------
         Total current liabilities                          43,208      38,294
                                                          --------    --------

LONG-TERM DEBT, net of current maturities                  242,205     246,243

OTHER LIABILITIES                                           13,704       9,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
   Common stock, $.10 par value; 250,000 shares
      authorized: 100,000 shares issued and outstanding         10          10
   Additional paid-in capital                               26,223      26,223
   Retained deficit                                        (88,520)    (95,458)
                                                          --------    --------
         Total stockholder's deficit                       (62,287)    (69,225)
                                                          --------    --------
         Total liabilities and stockholder's deficit      $236,830    $224,649
                                                          --------    --------
                                                          --------    --------

                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                         (Amounts in Thousands)

                                          Three Months Ended      Nine Months Ended
                                          ------------------    ---------------------
                                            1996       1995       1996        1995
                                          -------    -------    --------    --------
NET REVENUES                              $63,474    $61,957    $187,433    $176,894
                                          -------    -------    --------    --------

COSTS AND EXPENSES:
   Cost of goods sold (exclusive of
      depreciation shown below)            33,548     33,890      98,616      95,026
   Selling, general and administrative     18,073     16,986      53,748      49,430
   Depreciation and amortization            3,519      3,163      10,159       9,384
                                          -------    -------    --------    --------
                                           55,140     54,039     162,523     153,840
                                          -------    -------    --------    --------
      Operating income                      8,334      7,918      24,910      23,054

   INTEREST:
      Interest on debt                     (5,299)    (5,536)    (15,795)    (17,456)
      Deferred financing cost                (146)      (345)       (447)     (1,004)
      Interest income                          43         39         130         119
                                          -------    -------    --------    --------
                                           (5,402)    (5,842)    (16,112)    (18,341)

   Equity in earnings of unconsolidated
      subsidiary                            2,508      2,786       6,090       3,356
                                          -------    -------    --------    --------

      Income before income taxes
         and extraordinary item             5,440      4,862      14,888       8,069

   Benefit (provision) for income taxes      (690)         -      (1,600)     10,377
                                          -------    -------    --------    --------

      Income before extraordinary item      4,750      4,862      13,288      18,446

   Extraordinary item, net of income tax
      benefit of $423                           -          -           -        (787)
                                          -------    -------    --------    --------
         Net income                         4,750      4,862      13,288      17,659
                                          -------    -------    --------    --------
                                          -------    -------    --------    --------


                 The accompanying notes are an integral part
                      of these consolidated statements.

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                            (Amounts in Thousands)

                                                               1996      1995
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 13,288    $ 17,659
  Ajustments to reconcile net income to net
    cash provided  by operating activities-
      Depreciation and amortization                          10,159       9,384
      Extraordinary item                                      -           1,210
      Change in deferred taxes                                  950     (10,800)
      Amortization of deferred financing costs                  447       1,004
      Deferred compensation                                   1,185       1,088
      Equity in earnings of unconsolidated subsidiary        (6,090)     (3,356)
      Change in assets and liabilities, excluding effects
        of acquisition and extraordinary item:
          Receivables                                        (2,362)     (1,276)
          Inventories                                        (1,367)       (669)
          Prepaid expenses and other                         (1,378)       (133)
          Payables                                            7,383          (3)
          Accrued expenses                                      358       4,125
                                                           ---------   --------
          Net cash provided by operating activities          22,573      18,233
                                                           ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net           (10,522)     (6,991)
  Other noncurrent assets (acquired) disposed                (2,942)      1,062
  Dividends received                                          4,137       3,853
                                                           ---------   --------
          Net cash used in investing activities              (9,327)     (2,076)
                                                           ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net  borrowings (repayments) under revolving
    credit facility                                           3,300      (2,850)
  Retirement of long-term debt                                -        (121,122)
  Proceeds from issuance of long-term debt, net               -         117,869
  Payments on long-term debt                                 (6,983)     (4,648)
  Purchase of interest rate cap                               -            (588)
  Dividends paid                                             (6,350)     (4,305)
                                                           ---------   --------
          Net cash (used) by financing activities           (10,033)    (15,644)
                                                           ---------   --------

NET INCREASE  IN CASH AND CASH
  EQUIVALENTS                                                 3,213         513

CASH AND CASH EQUIVALENTS, beginning of period                3,053       3,076
                                                           ---------   --------
CASH AND CASH EQUIVALENTS, end of period                   $  6,266    $  3,589
                                                           ---------   --------
                                                           ---------   --------

 The accompanying notes are an integral part of these consolidated statements.

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995

(1)  BASIS OF PRESENTATION:

          The accompanying unaudited consolidated financial statements of The Coca-Cola Bottling Group (Southwest), Inc., a Nevada corporation (the "Company") and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect, in the opinion of management, all adjustments which are normal and recurring in nature, necessary for a fair presentation of financial position, results of operations, and changes in cash flows at September 30, 1996 and for all periods presented. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company included in Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

(2)  INVENTORY:

          Inventories consist of the following (in thousands):

                                                  Sep. 30,      Dec. 31,
                                                    1996          1995
                                                  --------      --------
     Raw materials                                $  3,015      $  2,004
     Returnable shells, vending equipment
        not in service and supplies                    249         1,625
     Finished goods                                  9,356         7,674
                                                  --------      --------
                                                  $ 12,620      $ 11,303
                                                  --------      --------
                                                  --------      --------

(3)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

          Summarized financial information for Texas Bottling Group, Inc. ("TBG") as of September 30, 1996 and December 31, 1995, is as follows (in thousands):

                                              Sep. 30       Dec. 31
                                                1996          1995
                                             ---------     ---------

     Current assets                          $  46,356     $  41,357
     Noncurrent assets                         212,215       218,189
     Current Liabilities                        42,951        38,314
     Long-term debt                            205,050       215,500
     Other liabilities                           3,674         2,922
     Postretirement benefit obligation           6,153         6,003
     Stockholders' earnings (deficit)              743       (3,223)


     For the nine month periods
        ended September 30, 1996 and 1995:

                                                1996          1995
                                             ---------     ---------
          Net sales                            169,263       162,028
          Cost of goods sold                    90,763        88,531
          Net income before income taxes
             and extraordinary item             15,065        11,827
          Net income                            12,365        24,516

          The Company's equity in 1996 net income resulted in the Company recording income from TBG of $6,090,000.

          On September 9, 1996, the Federal Trade Commission ("FTC") issued an order dismissing the complaint filed by the FTC in 1988 against Coca-Cola Bottling Company of the Southwest ("San Antonio Coke"), a wholly-owned subsidiary of Texas Bottling Group, Inc., the unconsolidated subsidiary of the Registrant, bringing to an end the FTC's efforts to force the divesture of Dr Pepper licenses for a ten-county area around and including San Antonio, Texas held by San Antonio Coke. This action by the FTC followed the June 1996 ruling by the Fifth Circuit Court of Appeals reversing and remanding the FTC's September 1994 divestiture order. Additional background information on this proceeding is set forth in the Registrant's quarterly report for the quarter ended June 30, 1996 and the Registrant's annual report on Form 10-K for the year ending December 31, 1995.

(4)  INCOME TAXES:

          The Company's benefit (provision) for income taxes, including the benefit from the extraordinary item, for the periods ended September 30, 1996 and 1995, is as follows (in thousands):

                                         1996             1995
                                      -------           -------
                         Current         (650)            -
                         Deferred        (950)           10,800
                                      -------           -------
                                      $(1,600)          $10,800
                                      -------           -------


(5)  COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES:

          The Company is a member of a soft drink canning cooperative and owns approximately 4% (qualifying shares) at September 30, 1996. The Company had purchases of $2,020,000 and $551,000 for the periods ended September 30, 1996 and 1995 from this cooperative.

          The Company's transactions with TBG included purchases of approximately $11,796,000 and $1,371,000 and sales of approximately $9,730,000 and $875,000 for the periods ended September 30, 1996 and 1995.

          The Company had purchases from Western Container Corporation, a plastic bottle manufacturer of which the Company's subsidiaries are shareholders, of $6,847,000 and $6,889,000 for the periods ended September 30, 1996 and 1995.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     NET REVENUES. Net Revenues for the Company increased by 2.4% or approximately $1.5 million to $63.5 million in 1996. Soft drink net revenues increased 0.7% primarily as a result of a 3.0% increase in equivalent case sales in 1996 versus 1995. Net revenues for post-mix as a percentage of total net revenues increased to 12.9% in 1996, as compared to 12.6% in 1995. Net revenues for Automated & Custom Food Services, Inc. increased in 1996 by approximately 5.2% over 1995.

     GROSS PROFIT. Gross Profit increased by 6.6% from $28.1 million to $29.9 million, primarily as a result of the increase in revenues noted above, as well as reductions in raw material costs for aluminum cans, sweetener and PET bottles. Gross profit as a percentage of net revenues for the period ended September 30, 1996 was 47.1% compared to 45.3% for the period ended September 30, 1995.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses increased 6.4% or approximately $1.1 million in 1996. Selling, general and administrative expense as a percentage of net revenues increased to 28.5% in 1996 from 27.4% in 1995. Higher labor costs accounted for most of the percentage increase.

     OPERATING INCOME. As a result of the above, offset by a $0.4 million increase in depreciation and amortization, operating income for the period ended September 30, 1996 increased to $8.3 million, or 13.1% of net revenue, compared to $7.9 million or 12.8% of net revenue for the same period in 1995.

     INTEREST EXPENSE. Net interest expense decreased by approximately $0.4 million in 1996 due primarily to reductions in short term interest rates between years and lower debt levels as a result of scheduled payments.

     EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY. The Company recognized equity in the earnings of TBG in 1996 of $2.5 million as compared to $2.8 million in 1995. TBG recorded net income of approximately $5.1 million in 1996 compared to net income of approximately $5.7 million in 1995. TBG's operating income was increased by $0.5 million or 5.4% in 1996 over the same period in 1995.

NINE MONTHS ENDED SEPTEMBER 30,1996 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 1995

     NET REVENUES. Net Revenues for the Company increased by 6.0% or approximately $10.5 million to $187.4 million in 1996. Soft drink net revenues increased 5.5% primarily as a result of a 6.1% increase in equivalent case sales in 1996 versus 1995. Net revenues for post-mix as a percentage of total net revenues increased to 12.3% in 1996, as compared to 11.8% in 1995. Net revenues for Automated & Custom Food Services, Inc. increased in 1996 by approximately 6.4% over 1995.

     GROSS PROFIT. Gross Profit increased by 8.5% from $81.9 million to $88.8 million, primarily as a result of the increase in revenues resulting from the increase in equivalent case sales noted above. Gross profit as a percentage of net revenues for the period ended September 30, 1996 was 47.4% compared to 46.3% for the period ended September 30, 1995. Reductions in raw material costs for aluminum cans and sweetener accounted for the improved margin percentage in 1996.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses increased 8.7% or approximately $4.3 million in 1996. Selling, general and administrative expense as a percentage of net revenues increased to 28.7% in 1996 from 27.9% in 1995. Higher labor costs associated with the increased equivalent case sales volume, together with labor and expenses associated with a significant vending machine placement initiative and the cost of several facility repair projects accounted for most of the percentage increase.

     OPERATING INCOME. As a result of the above, offset by a $0.8 million increase in depreciation and amortization, operating income for the period ended September 30, 1996 increased to $24.9 million, or 13.3% of net revenue, compared to $23.1 million or 13.0% of net revenue for the same period in 1995.

     INTEREST EXPENSE. Net interest expense decreased by approximately $2.2 million in 1996 due primarily to reductions in borrowing costs associated with refinancing activities in April 1995 discussed below, lower short term rates and reductions in debt levels as a result of scheduled payments.

     EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY. The Company recognized equity in the earnings of TBG in 1996 of $6.1 million as compared to $3.4 million in 1995. TBG recorded net income of approximately $12.4 million in 1996 compared to net income of approximately $24.5 million in 1995. TBG's operating income was increased by $1.3 million or 4.9% in 1996 over the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1996, cash provided by operating activities was $22.6 million, generated primarily by net income plus depreciation and amortization. Investing activities used $9.3 million primarily for additions to property, plant and equipment net of a dividend received from TBG while financing activities used $10.0 million primarily for payments on long-term debt as well as a dividend of $6.4 million to the Company's shareholder.

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

     The Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and adjust the valuation allowance accordingly. At September 30, 1996, the Company recognized provision for income taxes of $1.6 million of which $1.0 million represents deferred taxes.

     On August 1, 1996, the Company received a dividend from TBG in the amount of $4.1 million and paid a dividend to the Company's shareholder in the amount of $6.4 million to shareholders of record on July 19, 1996.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          On September 9, 1996, the Federal Trade Commission ("FTC") issued an order dismissing the complaint filed by the FTC in 1988 against Coca-Cola Bottling Company of the Southwest ("San Antonio Coke"), a wholly-owned subsidiary of Texas Bottling Group, Inc., the unconsolidated subsidiary of the Registrant, bringing to an end the FTC's efforts to force the divesture of Dr Pepper licenses for a ten-county area around and including San Antonio, Texas held by San Antonio Coke. This action by the FTC followed the June 1996 ruling by the Fifth Circuit Court of Appeals reversing and remanding the FTC's September 1994 divestiture order. Additional background information on this proceeding is set forth in the Registrant's quarterly report for the quarter ended June 30, 1996 and the Registrant's annual report on Form 10-K for the year ending December 31, 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

     Exhibit
       No.                   Description of Exhibit
     -------                 ----------------------

     None.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         The Coca-Cola Bottling Group (Southwest), Inc.
                                                           (Registrant)



Date  October 24, 1996           By: /s/ CHARLES F. STEPHENSON
     ---------------------          -------------------------------------
                                    Charles F. Stephenson
                                    President and Chief Financial
                                    Officer (duly authorized officer and
                                    Principal Financial Officer)