Form 10-K405
period 1996-12-31
COCA COLA BOTTLING GROUP SOUTHWEST INC
filed 1997-03-14
CIK 811615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1996
                          -------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________


                         Commission file number 33-69274
                                                --------

                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                               75-1494591
---------------------------------                     -------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

               1999 Bryan Street, Suite 3300, Dallas, Texas  75201
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (214) 969-1910

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -----

Securities registered pursuant to Section 12(g) of the Act:

                                     9% Senior Subordinated Notes
                                     ----------------------------
                                     Due 2003
                                     --------
                                    (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    /X/     No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 1997 was $0.00.

     As of March 1, 1997, 100,000 shares of the Company's Common Stock, par value $.10 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     The Coca-Cola Bottling Group (Southwest), Inc. (the "Company"), which is a wholly-owned subsidiary of CCBG Corporation, a privately-held Nevada corporation ("Parent"), owns 100% of the capital stock of Southwest Coca-Cola Bottling Company, Inc. ("Southwest Coke") and The Dani Group, Inc. ("Dani"). Southwest Coke owns all the outstanding capital stock of two Oklahoma corporations, Woodward Coca-Cola Bottling Company and Alva Coca-Cola Bottling Co., Inc. The Company also owns 100% of the voting Class A Common Stock, representing 49% of the equity ownership, of Texas Bottling Group, Inc. ("TBG"), which in turn owns 100% of Coca-Cola Bottling Company of the Southwest ("San Antonio Coke"). Substantially all of the remaining 51% equity ownership of TBG, represented by non-voting Class B Common Stock, is owned by The Prudential Insurance Company of America and its affiliate ("Prudential").


                            Corporate Structure
                         -------------------------

                         -------------------------
                              CCBG Corporation
                                 ("Parent")
                         -------------------------


                       --------------------------------
                         The Coca Cola Bottling Group
                               (Southwest), Inc.
                                (the "Company")
                       --------------------------------


   -------------------------              --------------------------
      Automated & Custom                      The Dani Group, Inc.
      Food Services, Inc.                            ("Dani")
           ("ACFS")
   --------------------------             ---------------------------

                                     49% Equity
                                     100% Voting

                                     --------------------------
                                     Texas Bottling Group, Inc.
                                               ("TBG")

                                     --------------------------

      --------------------------     ---------------------------
        Southwest Coca-Cola           Coca-Cola Bottling Company
        Bottling Company, Inc.                    of
          ("Southwest Coke")                the Southwest
                                         ("San Antonio Coke")
      --------------------------     ----------------------------

      --------------------------
      Alva Coca-Cola Bottling Co.
          Inc. and Woodward
      Coca-Cola Bottling Company
      ---------------------------


      __________ Consolidated

      ---------- Unconsolidated



     Southwest Coke and its subsidiaries and San Antonio Coke are principally engaged in bottling, canning and distributing carbonated soft drinks. Their soft drink operations are conducted pursuant to franchise agreements with companies owning the rights to various soft drink formulae and trademarks, including principally The Coca-Cola Company (an unaffiliated company) and Dr Pepper Company. These franchises grant to Southwest Coke and San

Antonio Coke the exclusive right to manufacture and distribute certain trademarked soft drink products in specified territories. Territories franchised to Southwest Coke by The Coca-Cola Company cover regions which had an aggregate population of 2.3 million in the 1990 Census and encompass substantial portions of North and West Texas, including the cities of Amarillo, Lubbock, Abilene, Midland, Odessa and Wichita Falls, substantial portions of western Oklahoma, the eastern half of New Mexico and adjacent areas of Colorado and Kansas. The Dr Pepper franchises held by Southwest Coke include substantially the same territories as the Coca-Cola franchises, other than the Abilene, Midland-Odessa and Wichita Falls areas.

     Both Southwest Coke and San Antonio Coke are franchisees for products of a number of other companies in various parts of their respective territories. Other products bottled and/or distributed include Canada Dry mixers, Evian water, Hershey's, Squirt and Big Red. San Antonio Coke generally produces and distributes the same brands of soft drinks as Southwest Coke. In May and June of 1996, Southwest Coke added Sprite, Barq's Root Beer and Minute Maid flavors in territories where it has previously distributed Seven-Up, A&W and Welch's products.

     Automated & Custom Food Services, Inc. ("ACFS"), an operating division of the Company, in North and East Texas, and Southwest Coke and San Antonio Coke in their respective franchise areas, also operate food service businesses in which soft drinks and food products are sold through vending machines, cafeterias and catering operations.

     On June 25, 1994, a wholly-owned subsidiary of the Company acquired the assets of a catering and hospitality management business operated by The Dani Group, Inc. in the Dallas, Texas area.

     The Company is a Nevada corporation originally organized under Texas law in 1972. Its executive offices are located at 1999 Bryan Street, Suite 3300, Dallas, Texas, 75201, and its telephone number is (214) 969-1910.

INDUSTRY OVERVIEW

     Carbonated soft drinks are the most consumed beverages in the United States, ahead of tap and bottled water, coffee and beer. Industry retail sales volume for 1995 is estimated to have been in excess of $52 billion, which is believed to be approximately 28.5% of the beverage market based on consumption. Per capita consumption of soft drinks is estimated to have been
52.1 gallons in 1995, as compared to 41.0 gallons in 1985, representing a compound annual increase of 2.4% since 1985. The only other segment of the beverage market in which per capita consumption has shown any significant increase since 1985 is bottled water, although its share of the beverage market is estimated to have been only 5.4% in 1995. The following table shows the per capita consumption in gallons, market share and compound growth rate for products in the U.S. beverage market since 1985, according to information recently compiled and revised by an industry trade magazine:

                                                                                 Compounded
                                                                                 Rate Change
                                         1985                  1995             1985  -  1995
                                --------------------   -------------------   ------------------
                                 Gal. per      % of     Gal. per    % of           Gal. per
                                  Capita        Mkt.     Capita     Mkt.            Capita
                                 --------     ------    ---------  ------          ---------
Carbonated Soft Drinks             41.0        22.5%      52.1      28.5%              2.4%
Beer                               23.9        13.1       22.1      12.1              (0.8)
Bottled Water                       4.5         2.4        9.9       5.4               8.2
Wine and Distilled Spirits          4.2         2.3        3.0       1.6              (3.3)
All other (including tap water)   108.9        59.7       95.4      52.4              (1.3)
                                  -----       -----      ------    ------
     Total                        182.5       100.0%      182.5    100.0%
                                  -----       -----      ------    ------
                                  -----       -----      ------    ------

     Factors that appear to be significant contributors to increased consumption of soft drinks are (i) increased health consciousness coupled with improvements in the taste of diet soft drinks and the introduction of caffeine free and low sodium soft drink products; (ii) societal and governmental pressures to reduce consumption of alcoholic beverages; (iii) peaking consumption by the baby boom age group; and (iv) heavy promotional and advertising activity by the soft drink industry to broaden the appeal and consumer acceptance of soft drinks. As a result, consumers have tended to maintain or increase their soft drink consumption as they age, and each age group in the United States population is consuming greater amounts of soft drinks per capita than its corresponding age group at any time in the past.

     During 1995, products of The Coca-Cola Company accounted for 41.9% of national soft drink sales in the United States, followed by products of PepsiCo, Inc. with 31.0% of sales. Products of Dr Pepper Company accounted for 7.2% of national soft drink sales in 1995. Of national sales of diet soft drinks in 1995, products of The Coca-Cola Company, PepsiCo, Inc. and Dr Pepper Company accounted for 46.2%, 27.1% and 4.4%, respectively. Supermarkets and other retail "home market" accounts remain the predominant distribution channel, followed by on-premise consumption (fountain) volume and "single drink" sales, primarily through vending machines.

SOFT DRINK PRODUCTS

     Carbonated soft drink products of The Coca-Cola Company produced and distributed by Southwest Coke include Coca-Cola Classic, diet Coke, Cherry Coke, diet Cherry Coke, TAB, Sprite, diet Sprite, Mr. PiBB, Mello-Yello, Minute Maid orange soda, Fresca, Barq's and other brands. Non-carbonated products of The Coca-Cola Company distributed by Southwest Coke include PowerAde, Nestea, Fruitopia and Minute Maid Juices to Go. Southwest Coke also produces and distributes products of Dr Pepper Company in most of its territories other than in and around Abilene, Midland-Odessa and Wichita Falls, Texas. Various other products, including Canada Dry mixers, Squirt, Big Red and Evian water, are produced and/or distributed in various parts of Southwest Coke's territories under franchise agreements with the companies that own the trademarks and supply the concentrates or finished products for those beverages. San Antonio Coke generally produces and distributes the same brands of soft drinks as Southwest Coke. Southwest Coke and San Antonio Coke have historically provided contract packaging services producing private label beverages for major retail customers, but discontinued these services in 1996. San Antonio Coke also produces and distributes its own proprietary private label products.

     The following table sets forth Southwest Coke's and San Antonio Coke's total equivalent case sales of The Coca-Cola Company and Dr Pepper Company products as a percentage of each company's total soft drink equivalent case sales:

                         SOUTHWEST COKE                 SAN ANTONIO COKE
                    ------------------------       ------------------------

                       The                            The
                    Coca-Cola                      Coca-Cola
  Year               Company       Dr Pepper        Company       Dr Pepper
  ----              ---------      ---------       ---------      ---------
  1994                69%             20%             71%             20%
  1995                69%             20%             73%             19%
  1996                75%             21%             75%             19%


SOFT DRINK FRANCHISES

     Southwest Coke and San Antonio Coke hold franchise and marketing agreements from The Coca-Cola Company to produce and distribute its soft drinks in bottles, cans and 4.75-gallon pressurized pre-mix containers, and to engage in certain other marketing activities. Under the terms of the franchise agreements, Southwest Coke and San Antonio Coke have the exclusive right to produce and distribute certain products of The Coca-Cola Company in their prescribed geographic areas, except for fountain syrup, for which the rights are non-exclusive. In addition, the franchise agreements specify minimum levels of marketing expenditures by The Coca-Cola Company in support of the bottler based upon the volume sold by that bottler. Marketing expenditures by The Coca-Cola Company in support of the activities of Southwest Coke and San Antonio Coke have routinely exceeded the minimum levels. None of the Company, Southwest Coke, TBG or San Antonio Coke, and none of their affiliates, has any legal relationship with The Coca-Cola Company or any other franchisor other than pursuant to their respective franchise and marketing agreements. The Company believes that Southwest Coke, its subsidiaries and San Antonio Coke are currently in compliance with all of the terms of their franchise agreements.

     The Coca-Cola Company is the sole owner of the secret formulae under which the primary component (concentrate or syrup) of various cola products bearing the trademark "Coca-Cola" are manufactured. Each concentrate, when mixed with water and sweetener, produces syrup, which, when mixed with carbonated water, produces one of the soft drinks bearing the trademark "Coca-Cola" or "Coke." In most instances, Southwest Coke and San Antonio Coke currently produce their own syrup by mixing concentrate purchased from The Coca-Cola Company with sweeteners purchased from outside sources. Except to the extent reflected in the price of concentrate or syrup, no royalty or other compensation is paid under the franchise agreements to The Coca-Cola Company for the right of Southwest Coke and San Antonio Coke to use the trade names and trademarks "Coca-Cola" and "Coke" in their territories and the associated patents, copyrights, designs and labels, all of which are owned by The Coca-Cola Company.

     Under the terms of their franchise agreements with The Coca-Cola Company (the "Coca-Cola Bottler's Contract"), Southwest Coke and San Antonio Coke are required to purchase either concentrate or syrup manufactured only by The Coca-Cola Company for Coca-Cola trademarked cola products. The concentrate or syrup is sold to Southwest Coke and San Antonio Coke at a base price established in 1978 and adjusted from time to time to reflect changes in the Consumer Price Index and, in the case of diet brands, changes in the price of sweeteners. The Coca-Cola Bottler's Contract will remain in effect for an unlimited period of time, subject to termination upon due notice by The Coca-Cola Company that there has been a violation of any of the prescribed terms thereof and subject to automatic termination if Southwest Coke or San Antonio Coke is placed in receivership or becomes bankrupt. Franchise agreements for other products of The Coca-Cola Company are issued either for ten-year periods renewable on the same terms at the option of Southwest Coke and San Antonio Coke or in perpetuity subject to certain requirements.

     The franchise agreements relating to soft drink products from Dr Pepper Company and other significant soft drink franchisors are granted in perpetuity and are otherwise similar to the Coca-Cola Bottler's Contract, except that they contain change of control provisions triggered by the sale of the stock of the franchisee, certain marketing-related performance requirements and provisions permitting the franchisor to unilaterally set from time to time the price of concentrate and syrup. Except for territories not covered by Dr Pepper franchise agreements, the territories covered by the franchise agreements for products of other franchisors generally correspond with the territories covered by the Coca-Cola Bottler's Contract.

     The franchise agreements with The Coca-Cola Company permit limited production of cola products other than those of The Coca-Cola Company, either as a contract packer or for the bottler's distribution if such products are not more than 33% of a flavor line that does not exceed 10% of the bottler's soft drink sales. There are no competitive product restrictions in franchise agreements for non-cola products of The Coca-Cola Company, such as Sprite, Mr. PiBB and Fresca, but The Coca-Cola Company prohibits distribution of products that compete with PowerAde, Nestea, Fruitopia and Minute Maid Juices To Go, which are distributed under temporary agreements. The franchise agreements with Dr Pepper Company and most other soft drink franchisors prohibit the manufacture or sale of similar flavor products that are competitive with the licensed products.

SOFT DRINK MARKETING

     During 1996, approximately 84% of Southwest Coke's and 87% of San Antonio Coke's total equivalent case sales of soft drink products were sold to the "home market" through supermarkets, grocery stores, convenience stores, mass-merchandisers, drug stores, liquor stores and other similar retail outlets. The remaining soft drink equivalent case sales were made to the "single drink" market, which consists primarily of sales for immediate consumption through various types of vending machines owned by Southwest Coke, San Antonio Coke, retail outlets or third-party vending companies. Southwest Coke and San Antonio Coke maintain approximately 234 and 243 routes, respectively, for which the route drivers are primarily responsible for marketing, servicing and delivering products to retail and vending machine accounts. Advance sales also are made by sales persons who both call on and make telephone solicitations to accounts, which are then serviced and delivered by the route drivers.

     Southwest Coke and San Antonio Coke sell soft drink products in a variety of returnable glass and non-returnable glass and plastic bottles and in cans in proportions varying from territory to territory. Within a single geographic territory, there may be as many as 14 different packages for Coca-Cola products, in addition to pre-mix containers and post-mix syrup packages.

     Southwest Coke and San Antonio Coke have used competitive techniques, such as new product introductions, packaging changes and sales promotions, to compete effectively, while managing discounts and allowances for their products to maximize net revenues. Some of the more significant strategies employed in managing discounts and allowances have been the introduction of new packaging, the adoption of innovative marketing programs and, in some instances, the development of a proprietary brand to pursue a particular market niche.

     Both Southwest Coke and San Antonio Coke spend substantial amounts on extensive local sales promotions of their soft drink products. These advertising and promotional expenses are partially offset by marketing funds provided by the various franchisors to support an array of marketing programs. Advertising allowances from the franchisors have historically increased as Southwest Coke's and San Antonio Coke's sales of the franchisors' brands have increased. Southwest Coke and San Antonio Coke benefit from television and radio advertising in the marketing of their soft drinks, and The Coca-Cola Company and Dr Pepper Company have made substantial expenditures in cooperative advertising programs with Southwest Coke and/or San Antonio Coke in their territories.

     Southwest Coke's sales and operating income fluctuate with the seasons of the year, with sales and earnings higher in warm weather months (May through October) than in colder months (November through April). Sales are also higher during holiday periods such as Thanksgiving, Christmas, Easter, Memorial Day, Fourth of July and Labor Day.

     Approximately 21.4% of the Company's 1996 net revenues were derived from its five largest customers, all of which were either chain supermarkets, chain convenience stores or wholesale clubs. No single customer accounted for more than 10% of net revenues during 1996.

COMPETITION

     The beverage business is highly competitive. Soft drink products, both carbonated and non-carbonated, are sold in competition with water, coffee, milk and beer as well as with fruit drinks and fruit juices in a variety of outlets from supermarkets to restaurants. Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products, as well as chain store and private label soft drinks. The principal methods of competition in the soft drink industry include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. Management of the Company believes that brand recognition is the primary factor affecting the competitive positions of Southwest Coke and San Antonio Coke, which is enhanced by the well-known trademarks associated with their soft drink products.

     The major national-brand competitors of Southwest Coke and San Antonio Coke are bottlers of Pepsi-Cola products, including Pepsi-Cola Company Owned Bottling Operations and independent Pepsi-Cola bottlers. San Antonio Coke's largest competitor is a grocery chain that distributes private label soft drinks. Reliable, relevant data is not available to measure Southwest Coke's and San Antonio Coke's total share of sales in the beverage market. However, information based on sales of national brand soft drink products in supermarkets and other grocery stores indicates that each of Southwest Coke's and San Antonio Coke's share of such sales exceeds the share of its respective Pepsi bottler competitor in all of its territories.

RAW MATERIALS

     In addition to concentrates obtained from The Coca-Cola Company and other franchisors, Southwest Coke and San Antonio Coke also purchase water, carbon dioxide, fructose, glass and plastic bottles, cans, closures and other packaging materials for use in soft drink manufacturing. There are multiple suppliers available for all of these raw materials other than concentrates. Southwest Coke and San Antonio Coke do not directly purchase low-calorie sweeteners because they are contained in the beverage concentrate. When feasible, Southwest Coke and San Antonio Coke coordinate their raw materials purchases, particularly aluminum cans and sweeteners, to take advantage of volume discounts and concessions.

     Southwest Coke and San Antonio Coke purchase substantially all of their empty plastic bottles (in sizes ranging from twenty ounces to three liters) from Western Container Corporation ("Western Container"), a plastic bottle manufacturing cooperative owned by certain bottlers of Coca-Cola, of which both Southwest Coke and San Antonio Coke are members and collectively own 42.6%. During 1993, Southwest Coke and San Antonio Coke each entered into five-year supply agreements with Western Container. The agreements require Southwest Coke and San Antonio Coke to pay a maximum amount per calendar quarter of $102,218 and $232,704, respectively, reduced by $10 per 1,000 contour style and sixteen-ounce, twenty-ounce and one-liter generic style plastic bottles purchased during the same calendar quarter. At the end of each successive four quarters, the credit due Southwest Coke or San Antonio Coke is determined on a twelve-month basis, and in the event the quantities purchased exceed the volume required to eliminate the obligation to make quarterly payments during the twelve-month period, any payments made under the contract during such period are refunded. Applicable purchases from Western Container in 1996 by each of Southwest Coke and San Antonio Coke exceeded the minimum purchase requirements necessary to eliminate payments under each respective contract.

FOOD SERVICE OPERATIONS

     Food service operations are conducted by each of Southwest Coke and San Antonio Coke in their soft drink franchise territories and, in addition, by ACFS and The Dani Group, Inc. ("Dani") in North and East Texas. The food service operations of Southwest Coke are conducted under the trade name "Refreshments Vending," while the food service operations of San Antonio Coke are conducted under the trade name "Snappy Snack." Food service items are sold primarily through soft drink and other vending machines, but distribution is also made through speed lines (limited item self-serve cafeteria format), cafeterias, office coffee services and catering services. These operations supply a complete line of hot and cold food products, as well as soft drinks, to a variety of locations, including industrial plants, offices, hospitals, schools and government installations.

GOVERNMENT REGULATION

     The production, distribution and sale of many of the products of Southwest Coke and San Antonio Coke are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act;

various Federal environmental statutes and various other federal and state statutes regulating the franchising, production, sale, safety, advertising, labeling and ingredients of such products. Two soft drink product ingredients, saccharin and aspartame, are regulated by the United States Food and Drug Administration.

     Bills are considered from time to time in various state legislatures which would prohibit the sale of beverages unless a deposit is made for the containers. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in non-returnable containers as a means of encouraging the use of returnable containers. In addition, various bills have been proposed and are currently under consideration by Congress and various state legislatures which would require consumers to make a deposit upon the purchase of beverages sold in non-returnable containers. No such legislation is currently in effect and, to the knowledge of management of the Company, none is currently under consideration in state legislatures in any territories served by Southwest Coke or San Antonio Coke other than a deposit bill introduced in the Texas legislature which management believes is unlikely to be considered by the legislature in its 1997 session.

     Specific soft drink taxes have been proposed in some states for several years although none have been adopted and, to the knowledge of management of the Company, none is currently under consideration in any territories served by Southwest Coke or San Antonio Coke.

     Substantially all of the facilities of Southwest Coke and San Antonio Coke are subject to federal, state and local statutes and regulations related to the discharge of materials into the environment. Compliance with these laws has not had, and management of the Company does not expect such compliance to have, any material effect upon the capital expenditures, net income or competitive position of those entities or of the Company.

     The business of Southwest Coke and San Antonio Coke, as exclusive manufacturers and distributors of bottled and canned soft drink products of The Coca-Cola Company, Dr Pepper Company and other soft drink franchisors within specified geographic territories, are subject to federal and state antitrust laws of general applicability. Under the Soft Drink Interbrand Competition Act of 1980, soft drink bottlers such as Southwest Coke and San Antonio Coke may exercise an exclusive contractual right to manufacture, distribute and sell a soft drink product in a geographic territory if the soft drink product is in substantial and effective competition with other products of the same class in the same market or markets. Management of the Company believes that there is substantial and effective competition in each of the geographic territories in which Southwest Coke and San Antonio Coke operate.

EMPLOYEES

     As of December 31, 1996: (i) the Company had 14 full-time employees, all of whom were administrative employees; (ii) Southwest Coke had 1,032 full-time employees, of whom 102 were administrative employees, 315 were production, warehouse and transportation employees and 615 were sales, marketing and distribution employees; (iii) San Antonio Coke had 1,227 full-time employees, of whom 128 were administrative employees, 344 were production, warehouse and transportation employees and 755 were sales, marketing and distribution employees; (iv) ACFS had 255 full-time employees, of whom 28 were administrative employees, 60 were production, warehouse and transportation employees and 167 were sales, marketing and distribution employees; and (v) Dani had 83 full-time employees involved in its catering operations. TBG has no employees, although 14 administrative employees of the Company provide management services to TBG for which TBG pays a management fee which in 1996 totaled $0.7 million. None of the employees of the Company, TBG and their subsidiaries is covered currently by a collective bargaining agreement. Management of the Company believes that employee relations are satisfactory.

ITEM 2.   PROPERTIES

     The principal properties of Southwest Coke, San Antonio Coke and ACFS include production facilities, sales and distribution centers and administrative offices. All real properties material to their operations are owned.

     As of December 31, 1996, Southwest Coke operated 22 soft drink facilities, including one administrative office, one production facility and 20 distribution facilities. One of the facilities of Southwest Coke has been mortgaged to secure debt of Southwest Coke in the aggregate principal amount, as of December 31, 1996, of approximately $18,000.

     As of December 31, 1996, San Antonio Coke operated six soft drink facilities, including one production facility, one combination production and distribution facility and four distribution facilities. One of the facilities of San Antonio Coke is leased and the rest are owned.

     As of December 31, 1996, ACFS operated four distribution facilities, two of which were leased, and operated one leased machine service facility, while The Dani Group, Inc. operated two leased facilities. The headquarters office of the Company is in a leased facility.

     Management of the Company believes its production and distribution facilities are all in good condition, are adequate for the Company's operations as presently conducted, and provide sufficient capacity for increased manufacturing and distribution in the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     The Company, Southwest Coke and its subsidiaries, TBG and San Antonio Coke are defendants in a number of lawsuits which have arisen from the normal operations of their businesses and involve alleged injuries from vehicle and other accidents, work-related accidents, package failure and foreign matter in bottles or cans or employment-related claims. These matters are defended by various insurance carriers or are otherwise so limited in exposure that the risk of loss in these matters is not material.

     On September 9, 1996, the Federal Trade Commission ("FTC") issued an order dismissing the complaint filed by the FTC in 1988 against San Antonio Coke, bringing to an end the FTC's efforts to force the divesture of Dr Pepper licenses for a ten-county area around and including San Antonio, Texas held by San Antonio Coke. This action by the FTC followed the June 1996 ruling by the Fifth Circuit Court of Appeals reversing and remanding the FTC's September 1994 divestiture order.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's Common Stock. As of March 1, 1997, the Company had outstanding 100,000 shares of its Common Stock held by one stockholder.

     Holders of Common Stock are entitled to share ratably in dividends, if and when declared by the Company's Board of Directors. The Company's credit agreement with its principal lenders and the Indenture pursuant to which the Company issued its 9% Senior Subordinated Notes Due 2003 restrict the amount of dividends that may be paid.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated income statement and balance sheet data for the years ended December 31, 1992 through December 31, 1996 have been derived from the Company's Consolidated Financial Statements. The information set forth below is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                             YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               1992       1993       1994       1995       1996
                                               ----       ----       ----       ----       ----
                                                                 (in thousands)
OPERATING DATA:
  Net revenues ............................. $179,352   $200,551   $223,716   $235,353   $246,953
  Gross profit .............................   86,728     96,476    105,879    108,787    117,845
  Operating income .........................   21,100     27,945     30,119     30,986     31,643
  Other expenses:
    Total Interest .........................   26,426     29,078     28,925     23,880     21,417
    Payments to Parent (a) .................      727       -          -          -          -
  Equity in earnings of unconsolidated
    subsidiary .............................     -          -          -         5,311      7,531
  Income (loss) before income taxes and
    extraordinary item .....................   (6,053)    (1,133)     1,194     12,417     17,757
  Income (loss) before extraordinary item...   (6,053)    (1,133)     1,194     22,770     15,448
  Net income (loss).........................   (6,053)    (7,522)     1,194     21,983     15,448
OTHER DATA:
  EBITDA (b) ...............................   33,784     39,410     42,425     44,072     46,334
  Depreciation .............................    6,323      6,276      6,803      7,208      8,294
  Amortization of intangible assets ........    5,484      5,104      5,238      5,319      5,710
  Interest rate swap .......................     -          -         3,854       -          -
  Amortization of debt issuance costs.......      750      1,355      1,278      1,222        593
  Capital expenditures .....................    4,029      7,727      7,879      8,915     13,248
  Cash flows provided by (used for):
    Operating activities ...................    3,046      9,071     13,571     21,884     28,246
    Investing activities ...................   (2,907)   (21,382)    (8,395)    (3,656)   (10,698)
    Financing activities ...................   (1,080)    13,431     (6,220)   (18,251)   (17,419)
  Ratio of earnings to fixed charges .......     0.77       0.96       1.04       1.52       1.83

                                                                  AT DECEMBER 31,
                                             ----------------------------------------------------
                                               1992       1993       1994       1995       1996
                                               ----       ----       ----       ----       ----
                                                                 (in thousands)
Balance Sheet Data:
  Working capital .......................... $  1,701   $  7,425   $(59,360)  $ (1,431)  $  6,055
  Total assets .............................  195,360    217,456    215,595    224,649    231,044
  Long-term debt, less current maturities...  241,539    271,157    198,753    246,243    238,027
  Stockholder's equity (deficit)............  (80,575)   (88,097)   (86,903)   (69,225)   (60,127)

------------------------------------
     (a) Reflects payments by the Company's subsidiaries to Parent in order to pay dividends on Parent's preferred stock prior to its redemption in 1992.

     (b) "EBITDA" represents, for any relevant period, net income (loss) plus interest, taxes, depreciation, amortization of intangible assets, amortization of other assets, gain or loss on sale of assets and other non-cash expenses. EBITDA should not be construed to be an alternative to operating income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance. EBITDA is included because it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness. EBITDA is not intended as an alternative to or a better indicator of liquidity than cash flow from operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prior year financial statements have been reclassified for consistency with the current year.

     Unit growth of soft drink sales is measured in equivalent case sales which convert all wholesale bottle, can and pre-mix unit sales into a value of equivalent cases of 192 ounces each. Unit sales of post-mix (12.2% of the Company's net revenues) and contract bottling are not generally included in discussions concerning unit sales volume as post-mix sales are essentially sales of syrup and not of packaged products, and contract bottling is done as capacity permits and does not represent branded products for the franchised territory. Net revenues and gross profit for contract bottling are not significant in relation to overall net revenues and gross profit for the Company. However, all references to net revenues and gross profit include volumes for post-mix and contract sales.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     NET REVENUES. Net revenues for the Company increased 4.9% or $11.6 million to $247.0 million in 1996. Soft drink net revenues increased 4.1% in 1996 over 1995 as a result of a 4.5% increase in equivalent case sales. Net revenues for post-mix as a percentage of total net revenues increased to 12.2% in 1996 as compared to 11.7% in 1995. Net revenues for ACFS increased in 1996 by approximately 6.1% due to continued new account placements. Net revenues for ACFS accounted for approximately 12.1% of total net revenue in 1996.

     GROSS PROFIT. Gross profit increased by 8.3% from $108.8 million to $117.8 million, primarily as a result of the increase in equivalent case sales noted above as well as improvements resulting from price decreases in aluminum cans, PET bottles and sweeteners which represent three of the four principal raw materials used by the Company. Gross profit as a percentage of net revenues for 1996 was 47.7% compared to 46.2% for 1995. Gross profit for post-mix as a percentage of total gross profit increased to 4.6% as compared to 4.5% in 1995.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 10.6%, or approximately $6.9 million, in 1996. Selling, general and administrative expense increased as a percentage of net revenues to 29.2% in 1996 from 27.7% in 1995. Increased labor costs associated with the equivalent case sales increase, higher group insurance costs, labor and other expenses associated with an extensive vending machine placement initiative and increased media and marketing expenses associated with new brand introductions accounted for the large category increase.

     OPERATING INCOME. As a result of the above, and a $1.5 million increase in depreciation and amortization, operating income for 1996 increased to $31.6 million, or 12.8% of net revenue, compared to $31.0 million, or 13.2% of net revenue for 1995.

     INTEREST EXPENSE. Total interest expense decreased by $2.5 million for 1996 due primarily to interest rate decreases brought about by the Company's refinancing activity in 1995, and reductions in outstanding debt due to principal reduction.

     EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY. TBG recorded net income of $15.3 million in 1996, as compared to $28.5 million in 1995, of which the Company's share was $7.5 million and $5.3 million in 1996 and 1995, respectively. TBG's operating income increased by $0.1 million or .3% in 1996 over 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     NET REVENUES. Net revenues for the Company increased by 5.2% or $11.6 million to $235.4 million in 1995. Soft drink net revenues increased 4.3% in 1995 over 1994 despite a 1.2% decrease in equivalent case sales. An increase in the net effective selling price per equivalent case of 5.3% primarily accounted for increases in soft drink net revenues. The Company increased selling prices in 1995 in an effort to recoup significant cost increases for raw materials, primarily aluminum cans. Net revenues for post-mix as a percentage of total net revenues increased to 11.7% in 1995 as compared to 10.8% in 1994. Net revenues for ACFS increased in 1995 by approximately 8.7% due to continued new account placements. Net revenues for ACFS accounted for approximately 12% of total net revenue in 1995.

     GROSS PROFIT. Gross profit increased by 2.7% from $105.9 million to $108.8 million, primarily as a result of the increase in revenues resulting from the increase in net effective selling price noted above. Gross profit as a percentage of net revenues for 1995 was 46.2% compared to 47.3% for 1994. Gross profit for post-mix as a percentage of total gross profit increased to 4.5% in 1995 as compared to 3.5% in 1994.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 2.4%, or approximately $1.6 million, in 1995. Selling, general and administrative expense decreased as a percentage of net revenues to 27.7% in 1995 from 28.5% in 1994.

     OPERATING INCOME. As a result of the above, and a $0.5 million increase in depreciation and amortization, operating income for 1995 increased to $31.0 million, or 13.2% of net revenue, compared to $30.1 million, or 13.5% of net revenue, for 1994.

     INTEREST EXPENSE. Total interest expense, exclusive of the amount recorded in 1994 for the termination of the interest rate swap agreement of $3.9 million, decreased by $1.2 million for 1995 due primarily to interest rate decreases brought about by the Company's refinancing activity in 1995.

     EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY. The Company recognized equity in the net income of TBG in 1995 as previously unrecognized cumulative losses were recouped. TBG recorded net income of $28.5 million in 1995 of which the Company's share was $5.3 million. TBG's operating income increased by $0.5 million or 1.4% in 1995 over 1994.

LIQUIDITY AND CAPITAL RESOURCES

     On August 1, 1996, the Company received a dividend of $4.1 million from TBG and paid a dividend of $6.4 million to the Company's sole shareholder.

     Effective April 7, 1995, the Company entered into a new loan agreement with Texas Commerce Bank National Association, as agent for a syndicate of financial institutions (the "1995 Bank Agreement"). The 1995 Bank Agreement provides for a $120 million term loan (the "Term Loan") and a $30 million revolving credit facility (the "Revolver"). Borrowings under the Term Loan and Revolver were used to replace the Company's 10.05% Senior Secured Notes and the Company's $75 million Credit Agreement with Citicorp USA, as agent for a group of banks.

     As a result of this transaction, the Company recorded non-recurring charges, net of income tax benefit of $0.8 million, as an extraordinary item. These non-recurring items consisted of premiums associated with the redemption of the refinanced debt as well as the write-off of unamortized deferred financing costs.

     Both the Term Loan and the Revolver accrue interest at the Company's option at either Alternate Base Rate (8.25% as of December 31, 1996) or Eurodollar Rate (approximately 5.7% as of December 31, 1996) plus 1.00%. A commitment fee of 0.25% is charged on the average daily unused portion of the Revolver. Interest rates on the 1995 Bank Agreement became subject to change after March 31, 1996 depending on the ratio of total debt to cash flow, as defined, at the end of each calendar quarter. The interest rates are adjustable quarterly in a range from a maximum of Alternate Base Rate plus 0.50% or Eurodollar Rate plus 1.75% to a minimum of Alternate Base Rate or Eurodollar Rate plus 0.50% according to a grid of permitted debt to cash flow ratios. On January 1, 1997, the spread over Eurodollar Rate reduced from 1.0% to 0.75%.

     Borrowings under the 1995 Bank Agreement are secured by pledges of the stock of the Company and its subsidiaries and certain intercompany indebtedness of Southwest Coke to the Company as well as guarantees of Parent and the Company's subsidiaries.

     The 1995 Bank Agreement contains several restrictive covenants, the most significant of which: (a) require maintenance of minimum ratios of cash flow to interest expense and fixed charges, as defined, (b) limit the ratio of debt to cash flow, as defined, and (c) restrict the issuance of additional common stock. The 1995 Bank Agreement permits the payment of dividends and other distributions to shareholders as permitted by the indenture governing the 9% Senior Subordinated Notes due 2003 and further limited by minimum fixed charge coverage requirements, so long as no default exists.

     The maximum Revolver availability reduces to $25 million on January 1, 1998, $20 million on January 1, 2000 and $15 million on January 1, 2002. The final maturity of the Revolver is March 31, 2003. The maximum amount of the Revolver which can be used for acquisitions and other investments is currently $20 million, but reduces to $15 million on January 1, 1998, $10 million on January 1, 2000 and $5 million on January 1, 2002.

     The Term Loan matures March 31, 2003 and provides for quarterly amortization beginning June 30, 1995. Total future annual amortization of the term loan for fiscal years is as follows:

                              1997      $12,000,000
                              1998       13,000,000
                              1999       15,000,000
                              2000       16,000,000
                              2001       18,000,000
                              2002       18,000,000
                              2003       10,000,000

     The Term Loan additionally provides for mandatory annual prepayments based on excess cash flow as defined for each calendar year. No prepayment is due for 1996.

     In connection with the 1995 Bank Agreement the Company has entered into an interest rate cap agreement with a bank which caps the three month LIBOR rate at 9% on a notional principal amount of $60 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.6 million.

     On January 13, 1994, the Company entered into a two-year interest rate swap agreement covering the notional principal amount of $50 million. Due to the leveraged nature of the swap agreement, the Company determined that the swap agreement was not a hedge and that it should be recorded at market value, which approximated the Company's cost to settle the swap agreement for each applicable period. Accordingly, a charge of $3.9 million was recorded for the swap agreement for 1994. After recognizing the costs associated with unwinding the interest rate swap agreement in October 1994, the Company has no further exposure to interest rate volatility from any swap or derivative type instruments and the Company does not anticipate entering into any future transactions which would subject it to such exposure.

     The Company makes capital expenditures on a recurring basis for fleet, vending and dispensing equipment. The Company also makes expenditures from time to time for production equipment and building additions or improvements. The Company has historically followed a policy of financing capital expenditures from operating cash flow, however, a portion of the 1996, 1995 and 1994 capital expenditures (approximately $0.4 million, $0.3 million and $0.1 million, respectively) were financed through capital leases and installment notes, and the Company anticipates future capital expenditures will be financed through a combination of capital leases and operating cash flow. During 1996, the Company expended approximately $13.2 million for capital expenditures, compared to approximately $8.9 million and $7.9 million in 1995 and 1994, respectively. Capital expenditures in 1996 consisted of approximately $9.3 million for recurring fleet, vending and dispensing equipment and $3.9 million for production equipment, other equipment, additions to facilities and other building improvements. Capital expenditures in 1995 consisted of approximately $6.4 million for recurring fleet, vending and dispensing equipment and $2.5 million for production equipment, other equipment, additions to facilities and other building improvements. Capital expenditures in 1994 consisted of approximately $6.4 million for recurring fleet, vending and dispensing equipment and $1.5 million for production equipment, other equipment, additions to facilities and other building improvements. The Company believes its current production capacity and existing facilities are adequate to meet anticipated growth and package shifts for several years.

     Prior to 1995 the Company provided a valuation allowance against its entire net deferred tax asset. In June 1995, the Company concluded that it was more likely than not that future operations would generate sufficient taxable income to use net operating losses and reduced the valuation allowance to create a deferred tax asset of $10.8 million. The Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and adjust the valuation allowance accordingly.

     Based on the Company's anticipated operating results, management believes the Company's future operating activities will generate sufficient cash flows to repay borrowings under the 1995 Bank Agreement.

     The Company's business is subject to seasonality due to the influence of weather conditions on consumer demand for soft drinks, which affects working capital. Sales are stronger in warmer months. The first quarter of operating performance is usually lower than the other three quarters due to the winter weather, primarily in the months of January and February.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries and the consolidated financial statements of TBG and its subsidiary which are required by this Item 8 are listed in Part IV Item 14(a) of this report. Such consolidated financial statements are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the executive officers and directors of the Company and Southwest Coke.

Name                          Age      Position
----                          ---      --------
Edmund M. Hoffman             75       Co-Chairman and Director

Robert K. Hoffman             49       Co-Chairman and Director

Charles F. Stephenson         45       President of the Company and President of
                                       Southwest Coke

Stephanie L. Ertel            50       Senior Vice President - Corporate Services,
                                       General Counsel and Secretary


E. T. Summers, III            49       Executive Vice President of the Company

Louis F. Koch                 52       Senior Vice President - Human Resources

Ronnie W. Hill                46       Executive Vice President and General Manager of
                                       Southwest Coke

Gary R. Phy                   44       Senior Vice President - Finance of Southwest Coke

Stephen R. Errico             42       President and General Manager of ACFS

     Edmund M. Hoffman has been Chairman (Co-Chairman since 1995) and a director of the Company and its corporate predecessor since 1972. He has been Chairman and a director of Parent and its corporate predecessor since 1985, Chairman (Co-Chairman since 1995) and director of Southwest Coke since 1980 and Chairman (Co-Chairman since 1995) and director of Southwest Coke's subsidiaries since March, 1990. Mr. Hoffman became Chairman (Co-Chairman since 1995) and director of TBG and the corporate predecessor of San Antonio Coke in December, 1986 and continues to hold those positions. Mr. Hoffman has owned interests in companies that were members of the Coca-Cola Bottlers Association since 1965, and has served as a member of its Board of Governors. Additionally, Mr. Hoffman is a director and co-founder of Trinity Industries, Inc., a publicly held corporation formed in 1957 which is engaged in the steel fabrication business.

     Robert K. Hoffman, son of Edmund M. Hoffman, became Co-Chairman of the Company and TBG in 1995. He has been a director and officer of the Company and its corporate predecessor since 1974, President and director of Parent and its corporate predecessor since 1985, President and director of TBG since December 1986 and Vice Chairman (Co-Chairman since 1995) and director of San Antonio Coke and its corporate predecessor since 1986. From 1980 until January 1994, Mr. Hoffman was President of Southwest Coke and its subsidiaries. He has been a director of Southwest Coke and each of its subsidiaries since 1980 and served as Vice Chairman of those entities from January 1994 until elected Co-Chairman in 1995.

     Charles F. Stephenson is President of the Company and Southwest Coke and is also an officer of Parent, the Company's subsidiaries and TBG. Mr. Stephenson joined the Company's corporate predecessor in February 1986 as Senior Vice President and Chief Financial Officer. He became Executive Vice President of the Company's corporate predecessor in 1987 and served as Executive Vice President of Southwest Coke from 1989 through 1993.

     Stephanie L. Ertel is Senior Vice President, General Counsel and Secretary of the Company. Ms. Ertel has been the General Counsel of the Company and its corporate predecessor since July, 1985, serving as Vice President from 1985 to 1987. She has been the Secretary of the Company and its corporate predecessor since 1990, and is also an officer of Parent, the Company's subsidiaries and TBG.

     E. T. Summers, III has been Executive Vice President of the Company and President of TBG since 1995. He has served as President of San Antonio Coke since 1988, and was Executive Vice President of the corporate predecessors of San Antonio Coke from 1985 to 1988. Mr. Summers is past president of the Texas Soft Drink Association, serves on the Board of Governors of the Coca-Cola Bottlers' Association and on the Financial Review and Cold Drink Committees of that association. Since 1988, Mr. Summers has been a director of Western Container Corporation.

     Louis F. Koch is Senior Vice President - Human Resources of the Company. He joined the Company in February, 1996 after serving as Senior Vice President of Human Resources for McNeil Real Estate Management. Mr. Koch has over 25 years of experience in human resources and manufacturing management.

     Ronnie W. Hill is Executive Vice President and General Manager of Southwest Coke, a position he has held since July 1995. From 1987 until being promoted to his current position, Mr. Hill was Senior Vice President - Sales and Marketing of Southwest Coke. Mr. Hill has over 28 years of experience in the soft drink business as an employee of Southwest Coke or companies acquired by Southwest Coke and has held various executive and management positions during that time.

     Gary R. Phy is Senior Vice President - Finance for Southwest Coke and has held his position since October, 1990. Mr. Phy has over 25 years of experience in the soft drink and food service businesses and previously held operational and financial management positions at ACFS (between April 1988 and October
1990).

     Stephen R. Errico is President of the ACFS division of the Company. He joined ACFS as Executive Vice President and General Manager in November, 1992. Mr. Errico served as Controller for Southwest Coke from 1985 until 1989 and as Vice President of Human Resources for Southwest Coke from 1989 to 1992.

     All executive officers are chosen by the Board of Directors and serve at the Board's discretion. All directors hold office until the next annual meeting of the stockholders and until their successors are elected and qualified.

     Edmund M. Hoffman and Robert K. Hoffman, who serve concurrent one-year terms, constitute the Company's entire Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company does not have any class of equity securities registered under
Section 12 of the Securities Exchange Act of 1934, as amended. Therefore, the sole stockholder is not required to file reports pursuant to Section 16(a) thereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the Company's Chief Executive Officer and its four other most highly compensated executive officers for services rendered during the last three fiscal years. All of the persons shown below except Mr. Summers are employees of the Company, and Mr. Summers is an employee of San Antonio Coke. The compensation shown is that paid to those persons by their respective employers, unless otherwise noted.

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                       -----------------------------------
                                           Annual Compensation                   Awards            Payouts
                                     --------------------------------  ------------------------    -------
                                                              Other                  Securities
                                                              Annual   Restricted       Under-               All Other
                                                              Compen-     Stock         lying       LTIP      Compen-
                                                              sation     Award(s)      Options/    Payouts    sation
       Name                  Year    Salary($)    Bonus($)      ($)         ($)        SARs(#)       ($)        ($)
       ----                  ----    ---------    --------   --------- -----------   ----------    -------   ---------
Edmund M. Hoffman(1)         1996    $800,000     $440,500                                                     $6,000
                             1995     775,008      390,500                                                      6,000
                             1994     750,000      340,500                                                      6,000

Robert K. Hoffman(1)         1996     800,000      421,500                                                      6,000
                             1995     775,008      371,500                                                      6,000
                             1994     750,000      321,500                                                      6,000

Charles F. Stephenson(1)     1996     357,500      200,000                                                      6,000
                             1995     325,000      190,000    213,223(2)                                        6,000
                             1994     292,500      120,000                                                      6,000

E. T. Summers, III           1996     348,076          ---                                                      3,750
                             1995     324,423       86,800                                                      3,750
                             1994     291,961       79,300                                                      3,750

Stephanie L. Ertel(1)        1996     260,000          ---                                                      6,000
                             1995     260,000          ---                                                      6,000
                             1994     229,583          ---                                                      6,000


(1) Salaries paid by the Company; TBG currently pays a management fee of $58,334 per month to the Company. See "Certain Relationships and Related Transactions."

(2)  Includes $206,623 as value of stock appreciation rights received in 1995.

EMPLOYMENT AGREEMENTS

     Edmund M. Hoffman and Robert K. Hoffman each entered into an employment agreement dated December 16, 1985 (each an "Employment Agreement") with the Company which provides for a monthly salary determined by the Board of Directors and for certain benefits upon death, retirement or disability. Each Employment Agreement provides that upon the employee's retirement (eligibility for retirement at age 65 for Edmund M. Hoffman and at age 55 for Robert K. Hoffman or at such other age as the Board of Directors may authorize), the Company will pay to the employee monthly benefits equal to 75% of his average monthly compensation during the 36 months prior to retirement (including bonuses) for the remainder of the employee's lifetime, subject to certain conditions. If the employee dies within 120 months after the month of his retirement, payments in a like amount shall continue to be paid to the employee's designated beneficiary for the remainder of the 120-month period. Each Employment Agreement also provides that, if the employee's employment is terminated by death, the Company will pay for 120 months a monthly death benefit to the employee's beneficiary in an amount equal to 75% of the employee's average monthly compensation during the 36 months prior to death (including bonuses). If termination of the employee's employment is caused by the employee's disability, each Employment Agreement provides that the Company will pay a monthly disability benefit for as long as the employee remains disabled equal to 100% of his average monthly compensation during the 36 months prior to disability (including bonuses) less amounts received from certain other sources. Each Employment Agreement also provides that certain benefits will be paid to the employee's beneficiary if the employee dies while disabled. The benefits under each Employment Agreement are not assignable except by will or the laws of descent and distribution. In addition, each Employment Agreement automatically terminates upon the employee voluntarily terminating his employment before he has attained a specified age (age 65 for Edmund M. Hoffman and age 55 for Robert K. Hoffman). The benefits under each Employment Agreement will be funded out of the Company's cash flow.

     On August 10, 1994, Stephanie L. Ertel entered into an employment agreement with the Company, effective January 1, 1994, providing for her employment with the Company as Senior Vice President, Secretary and General Counsel through January 1, 1999. Pursuant to the employment agreement, Ms. Ertel is to be paid at the annual rate of $260,000 during the term of the employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors does not have a compensation committee. Edmund M. Hoffman and his son Robert K. Hoffman are the only two members of the Company's Board of Directors. Edmund M. Hoffman is the Chairman of the Company, each of its subsidiaries and TBG, and Robert K. Hoffman is President of the Company and TBG and is Vice Chairman of Southwest Coke and each of its subsidiaries.

     The Company has entered into a loan agreement with the Edmund M. and Adelyn Jean Hoffman Trust (the "Trust") pursuant to which the Trust may borrow up to $2 million from the Company to pay the premiums of a second-to-die life insurance policy on the lives of Edmund M. Hoffman and his wife, Adelyn Jean Hoffman. As of December 31, 1996, the Trust had borrowed $1.4 million from the Company. The beneficiaries of the Trust are Robert K. Hoffman and his brother, Richard E. Hoffman. The loan is secured by the proceeds of the life insurance policy and will be repaid from the proceeds of the policy. Funds borrowed under the loan agreement bear interest at a rate of 8% per annum. The principal amount of the loan and accrued interest thereon are payable upon the earlier to occur of receipt of the proceeds of the life insurance policy and the day 90 days after Edmund M. Hoffman and his wife no longer directly or indirectly hold any of the outstanding Class A Common Stock of Parent.

EMPLOYEE BENEFIT PLANS OF THE COMPANY

     EXECUTIVE SECURITY PLAN. The Board of Directors of the Company has adopted the Executive Security Plan for The Coca-Cola Bottling Group (Southwest), Inc. (the "Plan"), which is administered by the Board of Directors. The Plan was created to provide specified benefits to a select group of management and highly compensated employees of the Company who contributed materially to the growth, development and business success of the Company. There are presently seven participants in the Plan and participation is no longer being offered to additional employees.

     The Plan provides for death benefits for covered employees. The amount of such benefits and the manner in which the benefits will be distributed are set forth in the individual employee's Plan Agreement. The covered compensation for Charles F. Stephenson, the Company's only executive officer who participates, is $200,000. The amount of death benefits under the Plan Agreements is 100% of covered compensation for the first year following death before age 65, then 50% of covered compensation until he would have been age 65 (9 years minimum). In order to receive benefits under the Plan, the Plan must be in effect and the employee's employment with the Company must not have been terminated on or before the date of death. The estimated death benefit payable annually under the Plan is $100,000 for Charles F. Stephenson.

     Amounts payable under the Plan are to be paid exclusively from the general assets of the Company. Although the Company is not obligated to make investments to provide the means for the payment of benefits which become due under the Plan, the Company has purchased life insurance policies to fund the benefits provided.

     401(k) PLAN. The Company also maintains The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates 401(k) Plan (the "401(k) Plan") for employees of the Company and its affiliates who have completed one year of service. Effective June 30, 1996, The Coca-Cola Bottling Company of the Southwest Security Plus Plan merged into the 401(k) Plan. At the same time, the administration of the 401(k) Plan was changed to daily valuation. Prior to the merger, the 401(k) Plan was known as The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates Thrift Plan. The 401(k) Plan is a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company contributes to each participant's account maintained under the 401(k) Plan for an employee of the Company or its wholly-owned subsidiaries an amount equal to 100% of the participant's contribution under the 401(k) Plan up to 4% of his compensation for a particular year. The participant can contribute from 1% to 15% of compensation each year. In addition to the Company's matching contribution, the Board of Directors of the Company may provide for the contribution of additional amounts by the Company. The matching contributions by the Company during 1996 with respect to the individuals employed by the Company and named in the cash compensation table are as follows: Edmund M. Hoffman, $6,000; Robert K. Hoffman, $6,000; Stephanie L. Ertel, $6,000; and Charles F. Stephenson, $6,000. The portion of the Company's matching contribution which unconditionally vested during 1996 for each of the above-named individuals was 100% of their contribution. No amounts were distributed from the 401(k) Plan during 1996 to any of the Company's executive officers, except for Edmund M. Hoffman, who received $21,044 in benefits.

     All contributions paid by participants or the Company under the 401(k) Plan are held and invested by Fleet Bank, N.A., the trustee of The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates 401(k) Plan Trust (the "401(k) Trust"), pursuant to the terms of the 401(k) Plan.

     The 401(k) Plan is administered by an administrative committee appointed by the Board of Directors of the Company. A participant may withdraw from the 401(k) Plan Trust all of the participant's after-tax contributions (made prior to January 1, 1989) and any earnings thereon. For extreme hardships, the participant may also withdraw pre-tax contributions made after December 31, 1988. Participants may also borrow from the 401(k) Plan Trust within the parameters set by the 401(k) Plan. Each participant's interest in contributions made by the Company to the 401(k) Plan vests 20% per year for each year the participant is employed with the Company or an affiliate of the Company.

     RETIREMENT PLAN. The Company maintains The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates Retirement Plan (the "Retirement Plan") for its employees who are at least 21 years of age and have completed at least one year of service. The Retirement Plan is a qualified defined benefit plan and, subject to certain maximum limitations, bases pension benefits on a percentage of the employee's average annual compensation for the five highest consecutive calendar years of compensation out of the employee's last ten years of credited service, multiplied by the employee's years of credited service. The Retirement Plan provides for a normal and late retirement pension, an early retirement pension and a disability retirement pension. Generally, a participant's benefit will vest upon his or her completion of five years of vesting service (as such term is defined in the Retirement
Plan). As of December 31, 1996, Edmund M. Hoffman, Robert K. Hoffman, Charles F. Stephenson and Stephanie L. Ertel had 27, 21, 11 and 12 years of credited service, respectively. The amount of the contribution with respect to a specific participant is not calculated separately by the actuaries for the Retirement Plan. The 1996 minimum required contribution to the Plan, as calculated by the Plan's actuaries, was equal to approximately 1.9% of the compensation of the covered group of participants. The term "compensation" includes the total cash remuneration paid by the Company or an affiliate to an employee for a calendar year as reported on the employee's Federal income tax withholding statement excluding, however, deferred compensation, stock options and other distributions which receive special Federal income tax treatment. The amount of pension actually accrued under the pension formula is payable in the form of a life annuity unless an alternative payment form is elected with an actuarial adjustment. On December 31, 1996, the Retirement Plan for Employees of Coca-Cola Bottling Company of the Southwest was merged into the Retirement Plan.

     The following table sets forth the annual retirement benefits payable under the Retirement Plan at age 65 based on an employee's assumed average annual compensation for the five-year period preceding retirement and assuming actual retirement in 1996. In no event may the estimated benefit exceed the maximum benefit limitation contained under Section 415 of the Internal Revenue Code. Currently the maximum compensation allowed for calculation of benefits is $160,000 (on a single life, or qualified joint and survivor, basis) unless prior to January 1, 1983 a higher benefit had been accrued under prior law.

  Assumed Average Annual
  Compensation For Five           Years of Credited Service with the Company
  Highest Consecutive Years     -----------------------------------------------
  of Service in Last Ten Years    15        20        25        30        35
  of Credited Service(a)         Years     Years     Years     Years     Years
------------------------------  -------   -------   -------   -------   -------
 $100,000.....................  $20,561   $27,415   $34,269   $41,123   $47,976
 $125,000.....................   26,374    35,165    43,956    52,748    61,539
 $150,000.....................   32,186    42,915    53,644    64,373    75,101
 $175,000.....................   32,186    42,915    53,644    64,373    75,101
 $200,000.....................   32,186    42,915    53,644    64,373    75,101
 $225,000.....................   32,186    42,915    53,644    64,373    75,101
 $250,000.....................   32,186    42,915    53,644    64,373    75,101
 $300,000.....................   32,186    42,915    53,644    64,373    75,101
 $400,000.....................   32,186    42,915    53,644    64,373    75,101
 $450,000.....................   32,186    42,915    53,644    64,373    75,101
 $500,000  ...................   32,186    42,915    53,644    64,373    75,101

(a) The maximum compensation allowed for calculation of benefits under IRC 401(a)(17) was $150,000 in 1996.

EMPLOYEE BENEFIT PLANS OF SAN ANTONIO COKE

     401(k) PLAN. Effective June 30, 1996, the Coca-Cola Bottling Company of the Southwest Security Plus Plan (the "Old 401(k) Plan") for employees of San Antonio Coke was merged into The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates Thrift Plan, and the plan was renamed The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates 401(k) Plan (the "401(k) Plan"). At the same time, the administration of the 401(k) Plan was changed to daily valuation. Under the 401(k) Plan, each participant can contribute from 1% to 15% of his compensation each year, and San Antonio Coke will contribute a matching amount equal to 100% of the participant's contributions up to 4% of his compensation for each year. Prior to July 1, 1996, San Antonio Coke had the option of contributing an amount equal to as much as 50% of the participant's contribution up to 5% of his compensation for a particular year. A participant may withdraw his contribution from the 401(k) Plan Trust provided that the request for withdrawal is based on a hardship which meets the requirement of the 401(k) Plan, or a participant may borrow from the 401(k) Plan Trust, within parameters established in the 401(k) Plan. Each participant's interest in the contributions made by San Antonio Coke to the 401(k) Plan vest at the rate of 20% per year for each year the participant is employed with San Antonio Coke. The matching contribution by San Antonio Coke in 1996 with respect to E.T. Summers, III was $3,750. The portion of San Antonio Coke's matching contribution which unconditionally vested during 1996 for Mr. Summers was 100%.

     All contributions paid by participants of San Antonio Coke under the 401(k) Plan and the Old 401(k) Plan are held by Fleet Bank, N.A., the trustee of the 401(k) Plan Trust, pursuant to the terms of the 401(k) Plan.

     The 401(k) Plan is administered by an administrative committee appointed by the Board of Directors of the Company (See "Employee Benefit Plans of the Company" above).

     RETIREMENT PLAN. Effective December 31, 1996, the Retirement Plan for Employees of Coca-Cola Bottling Company of the Southwest (the "Old Retirement Plan") was merged into The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates Retirement Plan (the "Retirement Plan") (See "Employee Benefit Plans of the Company" above). Prior to December 31, 1996, employees of San Antonio Coke who were 21 years of age and had completed one year of service were participants in the Old Retirement Plan. The Old Retirement Plan was, and the Retirement Plan is, a qualified defined benefit plan. Subject to maximum provisions, the Retirement Plan bases pension benefits on a percentage of the employee's average annual compensation for the five highest consecutive calendar years of compensation out of the employee's last 10 years of credited service, multiplied by the employee's years of credited service. Benefits accrued to participants in the Old Retirement Plan were calculated as of December 31, 1996 by the actuaries for the Retirement Plan and incorporated into the Retirement Plan to provide for the plan merger. Benefits attributed to service as an employee of San Antonio Coke after December 31, 1996 will be determined by using the benefit formula of the Retirement Plan (which is 38% higher than the formula under the Old Retirement Plan) and counting years of service after December 31, 1996. This amount is added to the frozen benefit for 1996 and prior years to calculate the total benefit to be paid to the participant. The Retirement Plan provides for a normal and late retirement pension, and early retirement pension and a disability retirement pension. Generally, a participant's benefit will vest upon completion of five years of vesting service (as such term is defined in the Retirement Plan). As of December 31, 1996, E.T. Summers, III had 24 years and David E. Green had 16 years of credited service under the Old Retirement Plan, which credited service is reflected in their frozen benefits in the Retirement Plan.

     The amount of the contribution with respect to any specific participant is not calculated separately by the actuaries for the Retirement Plan. There was no minimum required contribution to the Old Retirement Plan in 1996. Under the terms of the Old Retirement Plan, the amount of pension actually accrued under the pension formula was payable in the form of a life annuity unless an alternative payment form was elected with an actuarial adjustment. Benefits are accrued under the Retirement Plan on the same basis.

     The following table sets forth the annual retirement benefits payable under the Old Retirement Plan for retirement at age 65 based on an employee's assumed average annual compensation for the five-year period preceding retirement and assuming actual retirement in 1996. In no event may the estimated benefit exceed the maximum benefit limitation contained under
Section 415 of the Internal Revenue Code. Currently the maximum compensation allowable for calculation of benefits is $160,000 (on a single life, or qualified joint and survivor, basis) unless prior to January 1, 1983 a higher benefit had been accrued under prior law.

  Assumed Average Annual
  Compensation For Five           Years of Credited Service with the Company
  Highest Consecutive Years     -----------------------------------------------
  of Service in Last Ten Years    15        20        25        30        35
  of Credited Service(a)         Years     Years     Years     Years     Years
------------------------------  -------   -------   -------   -------   -------
 $100,000.....................  $16,268   $21,691   $27,114   $32,536   $32,536
 $125,000.....................   20,956    27,941    34,926    41,911    41,911
 $150,000.....................   25,643    34,191    42,739    51,286    51,286
 $175,000.....................   25,643    34,191    42,739    51,286    51,286
 $200,000.....................   25,643    34,191    42,739    51,286    51,286
 $225,000.....................   25,643    34,191    42,739    51,286    51,286
 $250,000.....................   25,643    34,191    42,739    51,286    51,286
 $300,000.....................   25,643    34,191    42,739    51,286    51,286
 $400,000.....................   25,643    34,191    42,739    51,286    51,286
 $450,000.....................   25,643    34,191    42,739    51,286    51,286
 $500,000.....................   25,643    34,191    42,739    51,286    51,286

(a) The maximum compensation allowed for calculation of benefits under IRC 401(a)(17) was $150,000 in 1996.

STOCK OPTION PLANS

     PARENT NON-STATUTORY STOCK OPTION/STOCK APPRECIATION RIGHTS PLAN. The Parent's Non-Statutory Stock Option/Stock Appreciation Rights Plan, effective January 1, 1987 (the "Parent Stock Option Plan"), provides for the granting of non-qualified stock options and stock appreciation rights to officers and certain key employees of the Company and its subsidiaries. The Parent Stock Option Plan provides that options for 6,314 shares of Parent's Class B Common Stock may be granted prior to the plan's termination in 1997. Options awarded under the Parent Stock Option Plan have been granted at option prices which equated to the fair market value (based on contemporary sales of Parent Common Stock) of the underlying Class B Common Stock at the time of grant. The options were granted in tandem with Stock Appreciation Rights (SARs) (equal to the excess of the fair market value per share over the option price under the stock option agreement) which Parent has the discretion to pay in Class B Common Stock or cash in lieu of issuing Class B Common Stock when the optionee exercises the stock option.

     Under the remaining Non-Statutory Stock Option Agreements, Mr. Stephenson and Ms. Ertel were each eligible on June 30, 1994 to exercise options to purchase 263.55 and 210.82 shares of Parent Class B Common Stock, respectively, based on Parent's cash flow in 1993.

     OPTION/SAR GRANTS IN LAST FISCAL YEAR. No options or SARs were granted during 1996 under the Parent Stock Option Plan or otherwise.

     TBG STOCK OPTION PLAN. TBG's Non-Statutory Stock Option/Stock Appreciation Rights Plan, effective January 1, 1988 (the "TBG Stock Option Plan"), provides for the granting of nonqualified stock options and stock appreciation rights to officers and certain key employees of TBG and San Antonio Coke. TBG's Stock Option Plan provides that options for 51,474 shares of TBG's Class A Common Stock may be granted prior to termination of TBG's Stock Option Plan in 1998. Options awarded under the TBG Stock Option Plan have been granted at option prices which equated to the fair market value (based on contemporary sales of TBG's Common Stock) of the underlying Class A Common Stock at the time of grant, and became exercisable on June 30, 1993. The options were granted in tandem with Stock Appreciation Rights
(SARs) (equal to the excess of the fair market value per share over the option price under the stock option agreement) which TBG will pay in cash when the optionee exercises the stock option.

     No options or SARs were granted during 1996 under the TBG Stock Option Plan or otherwise.

     OPTION/SAR GRANTS, EXERCISES AND HOLDINGS. The following table provides information with respect to the named executive officers, concerning the exercise of options and/or SARs during the last fiscal year and the number of unexercised options and SARs held as of the end of the fiscal year. Since no sales of TBG's or Parent's stock occurred in the last six months of 1996, the fair market value of one share of the Class A Common Stock of TBG or of one share of the Class B Common Stock of Parent have been determined by using the cash flow factor of 9.3 established by the Stock Option Committee for each respective Stock Option Plan based on sales of stock of Coca-Cola bottling businesses in 1996. Utilizing a formula in which the consolidated cash flow of Parent is multiplied by 9.3, and the product is reduced by Parent's consolidated total long-term debt, and divided by the total outstanding shares of Class A Common Stock of Parent assuming conversion of all outstanding Class B Common Stock, the fair market value of one share of the Class B Common Stock of Parent, for purposes of valuing the options, was $3,110 at December 31, 1996. Applying a similar formula to determine the fair market value of the Class A Common Stock of TBG results in a value per share for purposes of valuing the options at December 31, 1996 of $219.70.

          AGGREGATED OPTION/SAR EXERCISES OF PARENT IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION/SAR VALUES (1)

                                                                             Value of
                                                                           Unexercised
                                                          Number of        In-the-Money
                                                         Unexercised         Options
                                                       Options and SARs      and SARs
                          Number of                      at Fiscal          at Fiscal
                           Shares                        Year-End (#)      Year-End ($)
                         Acquired on      Value          Exercisable/      Exercisable/
 Name                     Exercise #   Realized ($)     Unexercisable     Unexercisable
 ----                    -----------   -------------   ----------------  ---------------
 Stephanie L. Ertel(2)        0             0             210.82/0          $471,183/0

 E. T. Summers III(3)         0             0             11,160/0        $1,995,408/0

-------------------
(1) Includes information with regard to exercises of options issued by the Parent and TBG.

(2)  Options to purchase shares of Class B Common Stock of Parent.

(3)  Options for SARs based on shares of Class A Common Stock of TBG.

LONG TERM INCENTIVE PLANS

     MANAGEMENT INCENTIVE PLAN OF THE COMPANY. On June 22, 1994, the Board of Directors of the Company adopted, effective as of January 1, 1994, the Management Incentive Plan of the Company (the "Company Management Incentive Plan"). The Board of Directors of the Company administers the Company Management Incentive Plan and chooses key managers of the Company and of its subsidiaries to participate. Under the terms of the Company Management Incentive Plan, eligible participants will receive a cash bonus on February 1, 1999 based upon the cash flow of the Company or the relevant subsidiary
(a) for each fiscal year from 1994 through 1998 compared to a cash flow target for each year and (b) for the aggregate cash flow of those years compared to a cash flow target. The cash flow targets may be adjusted by the Board of Directors of the Company. To qualify to receive a cash bonus under the Company Management Incentive Plan, a participant must be actively employed by the Company or one of its subsidiaries in a key management position continuously throughout the period from the date of participation through February 1, 1999 (with certain exceptions upon death or disability of the participant or change of control of the Company).

     MANAGEMENT INCENTIVE PLAN OF SAN ANTONIO COKE. On April 29, 1994, the Board of Directors of San Antonio Coke adopted, effective as of January 1, 1994, the Management Incentive Plan of San Antonio Coke (the "San Antonio Coke Management Incentive Plan"). The Board of Directors of San Antonio Coke administers the San Antonio Coke Management Incentive Plan and chooses key managers of San Antonio Coke to participate. Under the terms of the San Antonio Coke Management Incentive Plan, eligible participants will receive a cash bonus on February 1, 1999 based upon the cash flow of San Antonio Coke
(a) for each fiscal year from 1994 through 1998 compared to a cash flow target for each year and (b) for the aggregate cash flow of those years compared to a cash flow target. The cash flow targets may be adjusted by the Board of Directors of San Antonio Coke. To qualify to receive a cash bonus under the San Antonio Coke Management Incentive Plan, a participant must be actively employed by San Antonio Coke in a key management position continuously throughout the period from the date of participation through February 1, 1999 (with certain exceptions upon death or disability of the participant or change of control of TBG).

     One of the named executive officers of the Company participates in the San Antonio Coke Management Incentive Plan and two of the named executive officers of the Company participate in the Company Management Incentive Plan. The following table sets forth certain information about the long term incentive awards that may be awarded to these officers pursuant to the San Antonio Coke Management Incentive Plan and the Company Management Incentive Plan.

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                    Estimated Future Payouts under
                              Number of        Performance or         Non-Stock Price-Based Plans
                               Shares,       Other Period Until   ----------------------------------
                            Units or Other     Maturation or      Threshold     Target      Maximum
     Name                     Rights (#)          Payout              $           $            $
-------------------------   --------------   ------------------   ---------   ---------    ---------
Charles F. Stephenson (1)                     01/01/94-12/31/98    200,000    1,000,000    1,000,000

E. T. Summers III (2)                         01/01/94-12/31/98    100,000      500,000      500,000

E. T. Summers III (3)                         01/01/94-12/31/98     50,000      250,000      250,000

(1) Mr. Stephenson's cash bonus is based upon the achievement of certain cash flow targets for Southwest Coke and the Company in each fiscal year from 1994 through 1998 and on achievement of an aggregate cash flow target for Southwest Coke and the Company for the years 1994 through 1998. Under his Management Incentive Agreement, on February 1, 1999 Mr. Stephenson is eligible to receive $100,000 for each year in which actual cash flow is equal to or greater than the cash flow target, $70,000 for each year in which actual cash flow is at least 99% but less than 100% of the cash flow target, $40,000 for each year in which the actual cash flow is at least 98% but less than 99% of the cash flow target and nothing for each year in which actual cash flow is less than 98% of the cash flow target. In addition, on February 1, 1999 Mr. Stephenson is eligible to receive $500,000 if the actual cumulative total cash flow for the years 1994 through 1998 is equal to or greater than the cumulative total cash flow target and nothing if the aggregate actual cash flow for the years 1994 through 1998 is less than the cumulative total cash flow target.

(2) Mr. Summers's cash bonus from San Antonio Coke is based upon the achievement of certain cash flow targets for San Antonio Coke in each fiscal year from 1994 through 1998 and on achievement of an aggregate cash flow target for San Antonio Coke for the years 1994 through 1998. Under his Management Incentive Agreement with San Antonio Coke, on February 1, 1999 Mr. Summers is eligible to receive $50,000 for each year in which actual cash flow is equal to or greater than the cash flow target, $35,000 for each year in which actual cash flow is at least 99% but less than 100% of the cash flow target, $20,000 for each year in which the actual cash flow is at least 98% but less than 99% of the cash flow target and nothing for each year in which actual cash flow is less than 98% of the cash flow target. In addition, on February 1, 1999 Mr. Summers is eligible to receive $250,000 if the actual cumulative total cash flow for the years 1994 through 1998 is equal to or greater than the cumulative total cash flow target and nothing if the aggregate actual cash flow for the years 1994 through 1998 is less than the cumulative total cash flow target.

(3) Mr. Summers's cash bonus from the Company is based upon the achievement of certain cash flow targets by Southwest Coke and the Company in each fiscal year from 1994 through 1998 and on achievement of an aggregate cash flow target for Southwest Coke and the Company in the years 1994 through 1998. Under his Management Incentive Agreement with the Company, on February 1, 1999 Mr. Summers is eligible to receive $25,000 for each year in which actual cash flow is equal to or greater than the cash flow target, $17,500 for each year in which actual cash flow is at least 99% but less than 100% of the cash flow target, $10,000 for each year in which the actual cash flow is at least 98% but less than 99% of the actual cash flow target and nothing for each year in which actual cash flow is less than 98% of the cash flow target. In addition, on February 1, 1999 Mr. Summers is eligible to receive $125,000 if the actual cumulative total cash flow for the years 1994 through 1998 is equal to or greater than the cumulative total cash flow target and nothing if the aggregate actual cash flow for the years 1994 through 1998 is less than the cumulative total cash flow target.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is 100% owned by Parent. The following table sets forth certain information concerning the beneficial ownership of Parent's Class A Common Stock, the only class of outstanding voting securities of Parent, as of March 1, 1997, by each person known by the Company to own beneficially more than 5% of the outstanding Class A Common Stock of Parent as of March 1, 1997, by each director of the Company and all officers and directors of the Company as a group. The Company believes that each of such shareholders has the sole voting and dispositive power over the shares it holds except as otherwise indicated.


                                                                   Class A
                                                                 Common Stock
                                                                    After
                                                                Conversion of
                                              Class A              Class B
                                           Common Stock          Common Stock
                                      ------------------------  ---------------
                                      Number of    Percentage     Percentage
         Name and Address              Shares       of Class       of Class
         ----------------             ---------    ----------   ---------------

Edmund M. Hoffman ................    15,158(1)      19.89%         15.76%
1999 Bryan Street
Suite 3300
Dallas, Texas  75201

Robert K. Hoffman ................    59,842(2)      78.53          62.23
1999 Bryan Street
Suite 3300
Dallas, Texas  75201

Richard E. Hoffman ...........................  36,142(2)      47.43     37.58
1999 Bryan Street
Suite 3300
Dallas, Texas  75201

The Prudential Insurance Company of America...  14,285(3)         --     14.85
4 Gateway Center
Newark, New Jersey  07102-4069

All officers and directors of the Company
as a group (7 persons) .......................  75,210.8(4)    98.43     78.00

--------------------
(1) Includes 7,579 shares owned by Adelyn J. Hoffman, wife of Edmund M. Hoffman, and excludes 36,142 shares owned by three trusts of which Edmund
     M. Hoffman and/or his spouse are beneficiaries but over which they do not exercise any voting and investment power.
(2) Includes 36,142 shares owned by three trusts of which Robert K. Hoffman and Richard E. Hoffman are co-trustees and for which each acting alone may exercise voting and investment power.
(3) Consists of shares issuable upon conversion of Class B Common Stock, 428 of which are owned by Pruco Life Insurance Company, an affiliate of The Prudential Insurance Company of America.
(4) Includes 210.8 shares issuable upon conversion of 210.8 shares of Class B Common Stock issuable upon exercise of stock options held by Stephanie L. Ertel.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     The Company is party to a Renewed and Extended Management Agreement with TBG, whereby the Company provides the advice and consultation of executive and technical personnel of the Company and their assistants to the management of TBG. In consideration therefor, TBG pays the Company a management fee of $58,334 per month, which may be increased by agreement of the parties at any time, subject to approval by a majority of the holders of the Class B Common Stock of TBG, and to certain restrictions in the loan agreement pursuant to which certain notes of TBG were issued.

     Southwest Coke and San Antonio Coke each supplement the other's production capacity on an as-needed basis. Pursuant to written agreement, franchisors of Southwest Coke and San Antonio Coke permit finished franchise product produced by San Antonio Coke to be distributed in the franchise territory of Southwest Coke and vice versa. Cross-production occurs primarily in Bag-in-Box fountain product, lower volume flavor products and 20 ounce non-returnable bottles. Such products are purchased on mutually beneficial and reciprocal terms. Pursuant to these arrangements, in 1996 Southwest Coke purchased approximately $14.9 million of products from San Antonio Coke and San Antonio Coke purchased approximately $12.7 million of products from Southwest Coke.

     The Company is a party to a Tax Sharing Agreement which provides that the Company and Southwest Coke, among others, will file consolidated Federal income tax returns with Parent. Under the Tax Sharing Agreement, each member of Parent's consolidated group pays to Parent its share of the consolidated group's Federal income tax liability based on its share of the total taxable income of the consolidated group. The Tax Sharing Agreement may have the effect of benefiting a member of the consolidated group that has taxable income if any other member of the consolidated group has incurred losses that are used to offset such taxable income. TBG is not a party to the Tax Sharing Agreement and files separate tax returns.

     Charles F. Stephenson, President of the Company, served as a director and Chairman of the Board of Bottler Systems, Inc., a computer software firm that is owned and operated by certain bottlers of Coca-Cola, until October

1993. Gary R. Phy, Senior Vice President-Finance of Southwest Coke, has served as a director since October 1993. Southwest Coke and San Antonio Coke purchase software from Bottler Systems, Inc. In 1996, such purchases totaled $0.1 million and $0.2 million, respectively.

     The Company has entered into a loan agreement with the Edmund M. and Adelyn Jean Hoffman Trust pursuant to which the Trust may borrow up to $2 million from the Company to pay the premiums of a second-to-die insurance policy on the lives of Edmund M. Hoffman and his wife, Adelyn Jean Hoffman. As of December 31, 1996, the Trust had borrowed $1.4 million from the Company. The beneficiaries of the Trust are Robert K. Hoffman, President of the Company, and his brother, Richard E. Hoffman, Vice President - Human Resources of the Company. The loan is secured by the proceeds of the life insurance policy and will be repaid from the proceeds of the policy. Funds borrowed under the loan agreement bear interest at a rate of 8% per annum. The principal amount of the loan and accrued interest thereon are payable upon the earlier to occur of receipt of the proceeds of the life insurance policy and the day 90 days after Edmund M. Hoffman and his wife no longer directly or indirectly hold any of the outstanding Class A Common Stock of Parent.

     E. T. Summers, III, President of San Antonio Coke, is a director of Western Container, a plastic bottle manufacturing cooperative owned by certain bottlers of Coca-Cola, of which Southwest Coke and San Antonio Coke are members. Southwest Coke and San Antonio Coke purchase bottles from Western Container. In 1996, such purchases totaled approximately $8.1 million for Southwest Coke and $12.7 million for San Antonio Coke. During 1993, Southwest Coke and San Antonio Coke each entered into five-year agreements with Western Container. Beginning with the third calendar quarter of 1994, the agreements require Southwest Coke and San Antonio Coke to pay a maximum amount per calendar quarter of $102,218 and $232,704, respectively, reduced by $10 per 1,000 contour style and sixteen-ounce, twenty-ounce and one liter generic style plastic bottles purchased during the same calendar quarter. At the end of each successive four quarters, the credit due Southwest Coke or San Antonio Coke is determined on a twelve-month basis, and in the event the quantities purchased exceed the volume required to eliminate the obligation to make quarterly payments during the twelve-month period, any payments made under the contract during such period will be refunded. Applicable purchases from Western Container in 1996 by each of Southwest Coke and San Antonio Coke exceeded the minimum purchase requirements necessary to eliminate payments under each respective contract. See "Business-Raw Materials."

     In June 1994, the Company acquired the assets of a catering and hospitality management business operated by The Dani Group, Inc. effective June 25, 1994. Edmund M. Hoffman, chairman and director of the Company, as well as beneficial owner of a majority interest in Parent, is also the majority shareholder of The Dani Group, Inc. The purchase price of the business was adjusted at July 1, 1995 based on a formula which resulted in Mr. Hoffman reimbursing the Company approximately $0.2 million for the value of liabilities assumed in excess of assets acquired.

     In June 1995, the Company loaned $100,000 to Charles F. Stephenson, President of the Company and Southwest Coke. The loan bears interest at 8% per annum and is due on the earlier of February 1, 1999 or the 30th day after his last day of employment as a manager of the Company or one of its subsidiaries.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  Financial Statements

          The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

                    Financial Statements

                    THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

                         Report of Independent Public Accountants.

                         Consolidated Balance Sheets as of December 31, 1995 and 1996.

                         Consolidated Statements of Income.

                         Consolidated Statements of Stockholder's Equity.

                         Consolidated Statements of Cash Flows.

                         Notes to Consolidated Financial Statements.

                    TEXAS BOTTLING GROUP, INC.

                         Report of Independent Public Accountants.

                         Consolidated Balance Sheets as of December 31, 1995 and 1996.

                         Consolidated Statements of Income.

                         Consolidated Statements of Stockholders' Equity.

                         Consolidated Statements of Cash Flows.

                         Notes to Consolidated Financial Statements.

          (b)  Reports on Form 8-K

               A Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 21, 1996 reporting the June 10, 1996 decision of the Fifth Circuit Court of Appeals vacating and remanding the prior decision of the Federal Trade Commission against San Antonio Coke.

               A Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 2, 1996 reporting certain transfers of shares of Parent stock, effective December 1, 1996.

        (c)  Exhibits

             3.1   Articles of Incorporation of the Company, as amended.(1)

             3.2   Bylaws of the Company.(1)

             4.1 Form of Indenture, dated November 15, 1993, between the Company and Chemical Bank, N.A. with respect to the 9% Senior Subordinated Notes Due 2003.(1)

             4.2 Form of Specimen Certificate for 9% Senior Subordinated Notes Due 2003 (included as Exhibit A to the Indenture in
                   Exhibit 4.1).(1)

             4.3 Specimen Certificate for 11.64% Subordinated Notes, dated as of July 10, 1993.(1)

             10.1 First Line Bottlers Contract, dated as of December 26, 1935, between Amarillo Coca-Cola Bottling Company, Inc. and The Coca-Cola Company.(1)

             10.2 Franchise Agreement, dated as of September 1, 1956, between Coca-Cola Bottling Company of Lubbock and The Coca-Cola Company.(1)

             10.3 Franchise Agreement, dated as of May 22, 1928, between Texas Coca-Cola Bottling Company and The Coca-Cola Company.(1)

             10.4 Franchise Agreement, dated as of April 21, 1941, between Pecos Valley Coca-Cola Bottling Company and The Coca-Cola Company.(1)

             10.5 Franchise Agreement, dated as of February 1, 1961, between Monahans Coca-Cola Bottling Company and The Coca-Cola Company.(1)

             10.6 Franchise Agreement, dated as of March 14, 1934, between Woodward Coca-Cola Bottling Company and The Coca-Cola Company.(1)

             10.7 Franchise Agreement, dated as of April 1, 1937, between Alva Coca-Cola Bottling Co., Inc. and The Coca-Cola Company.(1)

             10.8 Franchise Agreement, dated as of September 7, 1921, between Wichita Falls Coca-Cola Bottling Company and The Coca-Cola Company.(1)

             10.9 Franchise Agreement, dated as of February 6, 1984, between Wichita Coca-Cola Bottling Company and The Coca-Cola Company (Clarendon territory).(1)

             10.10 Form of Amendments to Franchise Agreements between each of the subsidiaries of the Company and The Coca-Cola Company.(1)


-----------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-69247) filed on November 5, 1993.

             10.11 Form of Franchise Agreements between Dr. Pepper Company and Southwest Coca-Cola Bottling Company, Inc. (for various territories).(1)

             10.12 Employment Agreement, dated as of December 16, 1985, between the Company and Edmund M. Hoffman.(1)

             10.13 Employment Agreement, dated as of December 16, 1985, between the Company and Robert K. Hoffman.(1)

             10.14 Amendment No. 1, dated as of September 9, 1993, to the
                   Employment Agreement dated as of December 16, 1985, between the Company and Robert K. Hoffman.(1)

             10.15 Executive Security Plan for the Company.(1)

             10.16 The Company's Non-Statutory Stock Option/Stock
                   Appreciation Rights Plan.(1)

             10.17 Stockholder Agreement, dated as of March 31, 1987,
                   among Texas Bottling Group, Inc., the Company, The Prudential Insurance Company of America and Pruco Life Insurance Company.(1)

             10.18 Tax Sharing Agreement, dated as of February 4, 1985, as amended on March 7, 1986, among Parent, The Company, and Amarillo Coca-Cola Bottling Company, Inc., Shoshone Coca-Cola Bottling Company, Automatic Merchandiser, Inc. of Nevada and Market Communication Counselors, Inc.(1)

             10.19 Tax Sharing Agreement, dated as of October 23, 1993, but effective as of January 1, 1993, by and among CCBG Corporation, Southwest Coca-Cola Bottling Company, Inc., Wichita Coca-Cola Bottling Company, Alva Coca-Cola Bottling Company, Inc., Woodward Coca-Cola Bottling Company, Market Communication Counselors, Inc. and the Company.(1)

             10.20 Renewed and Extended Management Agreement with Texas
                   Bottling Group, Inc., dated as of December 1, 1991, between the Company and Texas Bottling Group, Inc.(1)

             10.21 Loan Agreement, dated as of March 31, 1987, between the
                   Company and Edmund M. and Adelyn Jean Hoffman Trust.(1)

             10.22 Promissory Note, dated as of March 31, 1987, between the Company and Edmund M. and Adelyn Jean Hoffman Trust.(1)

             10.23 Amendment to Loan Agreement, dated as of September 1,
                   1993, between the Company and Edmund M. and Adelyn Jean Hoffman Trust.(1)

             10.24 Equipment Lease, dated as of July 1, 1993, between the
                   Company and Citicorp Dealer Finance.(1)

             10.25 Vehicle Lease and Service Agreement, dated as of
                   February 10, 1993, between Southwest Coca-Cola Bottling Company, Inc. and C&W Leasing Corporation.(1)

             10.26 Amendment to Bottle Contracts, dated as of December 14,
                   1987, by and between Southwest Coca-Cola Bottling Company, Inc. and The Coca-Cola Company.(1)

             10.27 Amendment to Renewed and Extended Management Agreement
                   with Texas Bottling Group, Inc., dated as of April 14, 1994, between the Company and Texas Bottling Group, Inc.(2)

             10.28 Management Incentive Plan of the Company, adopted June
                   22, 1994, effective January 1, 1994.(3)

             10.29 Management Incentive Agreement, executed June 23, 1994 and effective January 1, 1994, between the Company and Charles F. Stephenson.(3)

             10.30 Management Incentive Agreement, executed May 9, 1994 and effective January 1, 1994, between Southwest Coke and Ronnie Hill.(3)

             10.31 Management Incentive Agreement, executed July 20, 1994 and effective January 1, 1994, between the Company and E.T. Summers III.(3)

             10.32 Employment Agreement, executed August 10, 1994 and
                   effective January 1, 1994, between the Company and Stephanie
                   L. Ertel.(4)

             10.33 Management Incentive Plan for managers of ACFS,
                   effective January 1, 1995.(5)

             10.34 Relocation Agreement, effective June 15, 1995, between the Company and Charles F. Stephenson.(5)

             10.35 Loan Agreement ($120,000,000 Term Loan Facility and
                   $30,000,000 Revolving Loan Facility) (the "Company Loan Agreement"), dated as of April 4, 1995, among the Company, Texas Commerce Bank National Association ("TCB"), as Agent and a Lender, First Bank National Association ("First Bank"), as Agent and a Lender, and certain other financial institutions who are parties to the Company Loan Agreement.(6)

-----------------
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.

             10.36 Interest Rate Agreement, dated as of April 4, 1995, by and among the Company, certain financial institutions a party thereto, First Bank, as Collateral Agent, and TCB, as Agent.(6)

             10.37 Notice of Entire Agreement, dated as of April 4, 1995, executed by the Company, Parent, Southwest Coke, Alva Coca-Cola Bottling Co., Inc., Woodward Coca-Cola Bottling Company, Market Communications Counselors, Inc. and TCB, as Agent.(6)

             10.38 Security Agreement, dated as of April 4, 1995, by and among the Company, First Bank, as Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the Company Loan Agreement.(6)

             10.39 Security Agreement, dated as of April 4, 1995, by and among Southwest Coke, First Bank, as Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the Company Loan Agreement.(6)

             10.40 Security Agreement, dated as of April 4, 1995, by and among Parent, First Bank, as Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the Company Loan Agreement.(6)

             10.41 Form of Term Note issued by the Company pursuant to the
                   Company Loan Agreement.(6)

             10.42 Form of Revolving Note issued by the Company pursuant to the Company Loan Agreement.(6)

             10.43 Contribution Agreement, dated as of April 4, 1995,
                   executed by Parent, the Company, Southwest Coke, Alva Coca-Cola Bottling Co., Inc., Woodward Coca-Cola Bottling Company, Market Communications Counselors, Inc. and The Dani Group, Inc.(6)

             10.44 Loan Agreement ($115,000,000 Term Loan Facility and
                   $25,000,000 Revolving Loan Facility) (the "TBG Loan Agreement"), dated as of April 4, 1995, among TBG, TCB, as Agent and a Lender, First Bank, as Agent and a Lender, and the other financial institutions who are parties to the TBG Loan Agreement.(6)

             10.45 Interest Rate Agreement, dated as of April 4, 1995, by and among TBG, certain financial institutions a party thereto, First Bank, as Collateral Agent, and TCB, as Agent.(6)

             10.46 Notice of Entire Agreement, dated as of April 4, 1995, executed by TBG, San Antonio Coke and TCB, as Agent.(6)

             10.47 Security Agreement, dated as of April 4, 1995, by and among TBG, First Bank, as Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the TBG Loan Agreement.(6)

             10.48 Form of Term Note issued by TBG pursuant to the TBG
                   Loan Agreement.(6)

             10.49 Form of Revolving Note issued by TBG pursuant to the
                   TBG Loan Agreement.(6)

             10.50 Contribution Agreement, dated as of April 4, 1995,
                   executed by the Company and San Antonio Coke.(6)

             10.51 Consent letter dated May 1, 1996 providing for
                   adjustments to the Loan Agreement dated April 4, 1995, executed by and among The Coca-Cola Bottling Group (Southwest), Inc., Texas Commerce Bank National Association, as Agent, First Bank National Association, as Collateral Agent, and certain other financial institutions therein listed.(7)

             21.1  Subsidiaries of the Company.(8)




-----------------
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-K for the year ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Coca-Cola Bottling Group (Southwest), Inc.
                                   (Registrant)


                              By:/s/ Charles F. Stephenson
                                 ---------------------------------
                                   Charles F. Stephenson,
                                   President

                              Date:  March 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                         Date
---------                              -----                         ----

/s/ Edmund M. Hoffman          Co-Chairman and Director         March 14, 1997
-----------------------------  (Principal Executive Officer)
Edmund M. Hoffman

/s/ Robert K. Hoffman          Co-Chairman and Director         March 14, 1997
-----------------------------
Robert K. Hoffman

/s/ Charles F. Stephenson      President (Principal Financial    March 14, 1997
-----------------------------  and Accounting Officer)
Charles F. Stephenson

                          INDEX TO FINANCIAL STATEMENTS
                                                                          Page
                                                                          ----
THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

     Report of Independent Public Accountants. . . . . . . . . . . . . . . F-2
     Consolidated Balance Sheets as of
        December 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . F-3
     Consolidated Statements of Income . . . . . . . . . . . . . . . . . . F-5
     Consolidated Statements of Stockholder's Equity . . . . . . . . . . . F-6
     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . F-7
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . F-8

TEXAS BOTTLING GROUP, INC.

     Report of Independent Public Accountants. . . . . . . . . . . . . . . F-21
     Consolidated Balance Sheets as of
        December 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . F-22
     Consolidated Statements of Income . . . . . . . . . . . . . . . . . . F-24
     Consolidated Statements of Stockholders' Equity . . . . . . . . . . . F-25
     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . F-26
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . F-27

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Coca-Cola Bottling Group (Southwest), Inc.:

We have audited the accompanying consolidated balance sheets of The Coca-Cola Bottling Group (Southwest), Inc. (a Nevada corporation and a wholly owned subsidiary of CCBG Corporation, a Nevada corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Coca-Cola Bottling Group (Southwest), Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP


Dallas, Texas,
  March 7, 1997

                THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.
                               AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1995 AND 1996
                  (Amounts in Thousands, Except Share Data)

     ASSETS                                                1995       1996
     ------                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents                              $  3,053   $  3,182
  Receivables-
    Trade accounts, net of allowance for doubtful
     accounts of $543 and $540 in 1995 and 1996            17,620     17,782
    Other                                                   4,434      6,818
                                                         --------   --------
      Total receivables, net                               22,054     24,600

  Inventories                                               9,969      9,843
  Prepaid expenses and other                                  999      2,400
  Deferred tax asset                                          788      5,848
                                                         --------   --------
      Total current assets                                 36,863     45,873
                                                         --------   --------
PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                      5,893      5,796
  Buildings and improvements                               27,181     28,257
  Vending machines, machinery, and equipment               63,092     69,444
  Furniture and fixtures                                    3,641      3,859
  Transportation equipment                                 15,235     17,745
                                                         --------   --------
                                                          115,042    125,101

  Less-Accumulated depreciation and amortization          (73,909)   (79,424)
                                                         --------   --------
      Property, plant, and equipment, net                  41,133     45,677
                                                         --------   --------
OTHER ASSETS:
  Franchise rights, net of accumulated
   amortization of $34,181 and $37,744 in 1995 and 1996   109,473    105,910
  Goodwill, net of accumulated amortization of $1,432
   and $1,874 in 1995 and 1996                             14,000     13,558
                                                         --------   --------
      Franchise rights and goodwill                       123,473    119,468

  Deferred financing costs and other assets, net of
   accumulated amortization of $12,216 and $13,834
   in 1995 and 1996                                        13,168     16,301
  Deferred tax asset                                       10,012      3,725
                                                         --------   --------
      Total other assets                                  146,653    139,494
                                                         --------   --------
      Total assets                                       $224,649   $231,044
                                                         --------   --------
                                                         --------   --------

                 The accompanying notes are an integral part
                   of these consolidated balance sheets.

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES


            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1995 AND 1996
                   (Amounts in Thousands, Except Share Data)



     LIABILITIES AND STOCKHOLDER'S EQUITY                     1995       1996
                                                            --------   --------

CURRENT LIABILITIES:
     Accounts payable                                       $ 16,087   $ 21,289
     Accrued payroll                                           2,068      2,692
     Accrued interest                                          3,451      1,629
     Other accrued liabilities                                 1,424      1,392
     Current maturities of long-term debt                     15,264     12,816
                                                            --------   --------

               Total current liabilities                      38,294     39,818
                                                            --------   --------

LONG-TERM DEBT, net of current maturities                    246,243    238,027

OTHER LIABILITIES                                              9,337     13,326

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
     Common stock, $.10 par value; 250,000 shares
       authorized; 100,000 shares issued and outstanding          10         10
     Additional paid-in capital                               26,223     26,223
     Retained deficit                                        (95,458)   (86,360)
                                                            --------   --------

               Total stockholder's equity                    (69,225)   (60,127)
                                                            --------   --------

               Total liabilities and stockholder's equity   $224,649   $231,044
                                                            --------   --------
                                                            --------   --------






                     The accompanying notes are an integral
                    part of these consolidated balance sheets.

          THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                             (Amounts in Thousands)



                                                 1994       1995       1996
                                               --------   --------   --------
NET REVENUES                                   $223,716   $235,353   $246,953
COSTS AND EXPENSES:
  Cost of goods sold (exclusive of
    depreciation shown below)                   117,837    126,566    129,108
  Selling, general and administrative            63,719     65,274     72,198
  Depreciation and amortization                  12,041     12,527     14,004
                                               --------   --------   --------
    Operating income                             30,119     30,986     31,643
INTEREST:
  Interest on debt                              (23,968)   (22,899)   (21,006)
  Interest rate swap                             (3,854)         -          -
  Deferred financing cost                        (1,278)    (1,222)      (593)
  Interest income                                   175        241        182
                                               --------   --------   --------
                                                (28,925)   (23,880)   (21,417)
EQUITY IN EARNINGS OF UNCONSOLIDATED
  SUBSIDIARY                                          -      5,311      7,531
                                               --------   --------   --------
    Income before taxes and extraordinary item    1,194     12,417     17,757
INCOME TAX BENEFIT (PROVISION)                        -     10,353     (2,309)
                                               --------   --------   --------
    Income before extraordinary item              1,194     22,770     15,448
EXTRAORDINARY ITEM, net of income tax
  benefit of $423 in 1995                             -       (787)         -
                                               --------   --------   --------
    Net income                                 $  1,194   $ 21,983   $ 15,448
                                               --------   --------   --------
                                               --------   --------   --------





The accompanying notes are an integral part of these consolidated statements.

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                             (Amounts in Thousands)


                               Common Stock                   Additional
                              ---------------    Paid-In       Retained
                              Shares   Amount    Capital        Deficit
                              ---------------    -------      ----------

BALANCE, December 31, 1993      100     $ 10     $ 26,223      $(114,330)

     Net income                  -        -          -             1,194
                                ---     ----     --------      ---------

BALANCE, December 31, 1994      100       10       26,223       (113,136)

     Net income                  -        -          -            21,983

     Dividends paid              -        -          -            (4,305)
                                ---     ----     --------      ---------

BALANCE, December 31, 1995      100       10       26,223        (95,458)

     Net income                  -        -          -            15,448

     Dividends paid              -        -          -            (6,350)
                                ---     ----     --------      ---------

BALANCE, December 31, 1996      100     $ 10     $ 26,223      $ (86,360)
                                ---     ----     --------      ---------
                                ---     ----     --------      ---------


  The accompanying notes are an integral part of these consolidated statements.

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                           (Amounts in Thousands)

                                                             1994       1995       1996
                                                           -------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 1,194   $  21,983   $ 15,448
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization                         12,041      12,527     14,004
      Provision for bad debts                                  121         120         69
      Amortization of deferred financing costs               1,278       1,222        593
      Deferred tax (benefit) provision                        -        (10,800)     1,227
      Deferred compensation                                  1,243       1,598      1,591
      Earnings of unconsolidated subsidiary                   -         (5,311)    (7,531)
      Extraordinary item                                      -          1,210       -
      Change in assets and liabilities, excluding effects
        of extraordinary item:
          Receivables                                       (1,311)     (1,156)    (2,615)
          Inventories                                       (1,583)        942         86
          Prepaid expenses and other                          (156)       (312)    (1,401)
          Accounts Payable                                     851       1,016      5,202
          Accrued expenses                                    (107)       (588)      (865)
          Other liabilities                                   -           -         2,438
      Other                                                   -           (567)      -
                                                           -------   ---------   --------

          Net cash provided by operating activities         13,571      21,884     28,246
                                                           -------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment               (7,769)     (8,217)   (12,667)
  Other noncurrent assets disposed of (acquired)              (626)        708     (2,168)
  Dividends received                                          -          3,853      4,137
                                                           -------   ---------   --------

          Net cash used by investing activities             (8,395)     (3,656)   (10,698)
                                                           -------   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving
    credit facility                                          1,002      (3,500)     2,300
  Payments on long-term debt                                (7,222)     (7,193)   (13,369)
  Proceeds from issuance of long-term debt, net               -        118,457       -
  Retirement of long-term debt                                -       (121,122)      -
  Purchase of interest rate cap                               -           (588)      -
  Dividends paid                                              -         (4,305)    (6,350)
                                                           -------   ---------   --------

          Net cash used by financing activities             (6,220)    (18,251)   (17,419)
                                                           -------   ---------   --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               (1,044)        (23)       129

CASH AND CASH EQUIVALENTS, beginning of year                 4,120       3,076      3,053
                                                           -------   ---------   --------

CASH AND CASH EQUIVALENTS, end of year                     $ 3,076   $   3,053   $  3,182
                                                           -------   ---------   --------
                                                           -------   ---------   --------

  The accompanying notes are an integral part of these consolidated statements.

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                           (Amounts in Thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                   1994      1995      1996
                                                  -------   -------   -------
Cash paid during the year for:
     Interest                                     $27,779   $22,097   $23,421
     Income taxes                                       -         -       552

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Purchase of certain vending machines, machinery,
 equipment and transportation equipment through
 capital leases and issuance of long-term debt    $    64   $   260   $     -
                                                  -------   -------   -------
                                                  -------   -------   -------























The accompanying notes are an integral part of these consolidated statements.

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995 AND 1996


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Coca-Cola Bottling Group (Southwest), Inc., a Nevada corporation (the "Company", a wholly owned subsidiary of CCBG Corporation) and its wholly owned subsidiaries. The major operating subsidiary is Southwest Coca-Cola Bottling Company, Inc. ("Southwest Coke"). The Company primarily bottles and distributes soft drinks in its franchise territories (food service operations are not material) which include a substantial portion of western Texas and the Texas Panhandle, western Oklahoma, and eastern New Mexico and extend into portions of Colorado and Kansas. All material intercompany balances and transactions have been eliminated in consolidation.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has an interest in Texas Bottling Group, Inc. ("TBG"), an unconsolidated subsidiary. Texas Group, through its wholly owned subsidiary, Coca-Cola Bottling Company of the Southwest ("San Antonio Coke"), primarily bottles and distributes soft drinks in its franchise territories in central and southern Texas, including the cities of San Antonio and Corpus Christi.

CERTAIN RISK FACTORS

The Company is highly leveraged and will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding debt and future capital expenditures. The Company's ability to service its debt in the future, maintain adequate working capital and make required or planned capital expenditures will depend on its ability to generate sufficient cash from operations. Management is of the opinion that the Company will generate sufficient cash flow to meet its obligations or that alternative financing will be available.

REVENUE RECOGNITION

Revenue is recognized at the bottling operations when the product is delivered. Vending operations recognize revenue when cash is collected.

CASH AND CASH EQUIVALENTS

The Company considers investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories include the costs of materials and direct labor and manufacturing overhead, when applicable, and are valued at the lower of first-in, first-out cost or market, except for repair parts and supplies, which are valued at cost. Inventories as of December 31, 1995 and 1996, are summarized as follows (in thousands):

                                                1995      1996
                                               ------    ------
          Raw materials                        $1,976    $1,991
          Finished goods                        7,529     7,339
          Repair parts and supplies               464       513
                                               ------    ------
                                               $9,969    $9,843
                                               ------    ------
                                               ------    ------

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense when incurred. The cost of assets retired or sold, and the related amounts of accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Depreciation is determined using the straight-line method over the estimated useful lives of the assets as follows:

          Buildings and improvements                   4-35 years
          Vending machines, machinery, and equipment    4-7 years
          Furniture and fixtures                        3-7 years
          Transportation equipment                      3-7 years

RETURNABLE CAN TRAYS AND SHELLS

Returnable can trays and shells are carried in other assets at amortized cost. The cost of shells in excess of deposit value is amortized on a straight-line basis over three years.

FRANCHISE RIGHTS AND GOODWILL

Franchise rights and goodwill represent the cost in excess of the fair value of tangible assets acquired. The Company views franchise rights and goodwill as a single intangible asset that is being amortized over a period of 40 years. The Company established separate values for franchise rights and for goodwill. The Company annually evaluates its carrying value and expected period of benefit of franchise rights and goodwill in relation to its expected future undiscounted cash flows. If the carrying value were determined to be in excess of expected future cash flows, franchise rights and goodwill would be reduced to fair market value. Expected future cash flows exceeded those amounts recorded in the consolidated financial statements.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year classification.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) became effective in 1996. For stock-based compensation instruments issued subsequent to December 15, 1994, companies are required to provide additional disclosures or change accounting for compensation expense. The Company has issued no stock-based compensation subsequent to December 31, 1994; therefore, the requirements of the statement had no effect on the Company's 1996 consolidated financial statements.

2.   PARENT COMPANY:

CCBG Corporation (the "Parent") has an agreement with certain subsidiaries of the Company that requires such subsidiaries to make payments to the Parent in order for CCBG Corporation to satisfy certain bonus and benefit plans. The Company and its subsidiaries are the sole source of funds to satisfy these payment obligations.

3.   INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

The Company owns 541,917 shares of Class A common stock of TBG, which represents 49% of the ownership of TBG. The Prudential Insurance Company of America and its affiliate own 226,277 shares of Class B common stock, which effectively represents 51% of the ownership of TBG, as the Class B common stock is convertible into 553,247 shares of Class A common stock at the option of the holder. There are restrictions in the Company's credit agreements that prohibit transactions between the Company and TBG unless the terms are at least as favorable to the Company as the same transaction would be with a third party.
In addition, TBG's credit agreements have similar provisions. The Company's credit agreements also provide for restrictions on transfers of cash or other assets from the Company to TBG. The Company accounts for its investment in TBG under the equity method.

Summarized financial information for TBG as of December 31, 1995 and 1996, is as follows (in thousands):

                                                        1995        1996
                                                      --------    --------
     Current assets                                   $ 39,585    $ 45,735
     Noncurrent assets                                 219,961     210,388
     Current liabilities                                38,314      39,433
     Long-term debt                                    215,500     203,000
     Other liabilities                                   2,922       3,864
     Postretirement benefit obligation                   6,033       6,157
     Stockholders' equity (deficit)                     (3,223)      3,669

          For the years ended December 31, 1994,
          1995, and 1996:
                                                      1994      1995      1996
                                                    --------  --------  --------
        Net revenues                                $206,987  $215,095  $220,796
        Cost of goods sold                           106,206   117,233   119,336
        Income before taxes and extraordinary item     3,694    15,883    18,263
        Net income                                     3,694    28,486    15,292

The Company recognized equity in net income of TBG of $5,311,000 in 1995 and $7,531,000 in 1996. The Company received dividends from TBG of $3,853,000 and $4,137,000 in 1995 and 1996. The Company's investment in the TBG is included in other assets in the accompanying consolidated financial statements.

The Company has a management agreement with TBG providing for annual management fees of approximately $700,000. The agreement is for a period of one year and automatically renews.

On September 9, 1996, the Federal Trade Commission ("FTC") issued an order dismissing the complaint filed by the FTC in 1988 against San Antonio Coke, a wholly owned subsidiary of TBG, bringing to an end the FTC's efforts to force the divestiture of Dr Pepper licenses for a ten-county area around and including San Antonio, Texas, held by San Antonio Coke.

4.   DEBT:

Long-term debt and related collateral consists of the following (in thousands):

                                                               DECEMBER 31,
                                                           -------------------
                                                             1995       1996
                                                           --------   --------
        9% Senior Subordinated Notes -- unsecured, due
          on November 15, 2003; interest is payable
          semiannually on May 15 and November 15           $140,000   $140,000

        Variable Term Loan -- due in quarterly
          installments through March 31, 2003               114,000    102,000

        Other                                                 3,007      2,043

        Borrowings under revolving credit facility            4,500      6,800
                                                           --------   --------

        Total debt                                          261,507    250,843

        Less- Current maturities                             15,264     12,816
                                                           --------   --------

        Total long-term debt                               $246,243   $238,027
                                                           --------   --------
                                                           --------   --------

Principal payments for maturities of long-term debt for the next five years are as follows (in thousands):

                   1997                                      $ 12,816
                   1998                                        14,144
                   1999                                        15,001
                   2000                                        16,001
                   2001                                        18,002
                   Thereafter                                 174,879
                                                             --------
                                                             $250,843
                                                             --------
                                                             --------

The Company may be required to make additional annual prepayments on the Variable Term Loan. The annual prepayment is calculated as the amount of excess cash flow, as defined, for such fiscal year multiplied by the excess cash flow percentage, as defined, in effect on the last day of the fiscal year.

In April 1995, the Company entered into a loan agreement with Texas Commerce Bank National Association as agent for a syndicate of financial institutions. The agreement provides for a $120 million term loan (the "Variable Term Loan") and a $30 million revolving credit facility (the "Revolver"). As of December 31, 1996, $6.8 million was outstanding on the Revolver. Borrowings under the Variable Term Loan and Revolver (collectively, the "1995 Bank Credit Agreement") were used to replace the Company's 10.05% senior secured notes and the $75 million 1993 bank credit agreement with Citicorp USA as agent for a group of banks which resulted in the Company recording a charge of $800,000 for unamortized deferred financing costs.

Both the Variable Term Loan and Revolver calculate interest at the Company's option at either Alternate Base Rate (8.25% as of December 31, 1996) or Eurodollar Rate (5.7% as of December 31, 1996) plus 1.00%. On January 1, 1997, the spread over Eurodollar Rate reduced from 1.00% to 0.75%. A commitment fee of 0.25% is charged on the average daily unused portion of the Revolver. Interest rates on the 1995 Bank Credit Agreement are subject to change, depending on the ratio of total debt to cash flow, as defined, at the end of each calendar quarter. The interest rates will be adjusted quarterly in a range from a maximum of Alternate Base Rate plus .50% or Eurodollar Rate plus 1.75% to a minimum of Alternate Base Rate or Eurodollar Rate plus .50%, according to a grid of permitted debt to cash flow ratios. Interest on the 1995 Bank Credit Agreement is due on the last day of each calendar quarter for amounts borrowed at the Alternate Base Rate or at the end of each applicable interest period for amounts borrowed at the Eurodollar Rate. For interest periods exceeding three months, related interest expense is due on the last day of each calendar quarter.

Borrowings under the 1995 Bank Credit Agreement are secured by pledges of the stock of the Company and its subsidiaries and certain intercompany indebtedness of Southwest Coke to the Company, as well as guarantees of the Parent and the Company's subsidiaries.

The Company's credit agreements contain several restrictive covenants, the most significant of which: require maintenance of minimum ratios of cash flow to interest expense and fixed charges, as defined; limit the ratio of debt to cash flow, as defined; and restrict the issuance of additional common stock. The 1995 Bank Credit Agreement does permit the payment of dividends and other distributions to shareholders as permitted by the indenture governing the 9% Notes due 2003 and also limited by minimum fixed charge coverage requirements, so long as no default exists.

The maximum Revolver availability steps down to $25 million on January 1, 1998, $20 million on January 1, 2000, and $15 million on January 1, 2002. The final maturity of the Revolver is March 31, 2003. The maximum amount of the Revolver which can be used for acquisitions and other investments is currently $20 million but steps down to $15 million on January 1, 1998, $10 million on January 1, 2000, and $5 million on January 1, 2002.

Interest expense was approximately $29,100,000, $24,121,000, and $21,599,000 in 1994, 1995, and 1996. Interest expense in 1994 included approximately $3.9 million related to the termination of an interest rate swap agreement (see Note 6).

5.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to value each class of financial instruments:

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short maturity of those instruments.

LONG-TERM DEBT

Management believes the Revolver is stated at fair value due to the short-term nature of this instrument. The Variable Term Loan is stated at fair value due to its variable interest rate.

Management estimates that the fair value of its 9% Notes as of December 31, 1996, was approximately $141.3 million based on publicly quoted prices.

6.   DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS:

In January 1994, the Company entered into a two-year interest rate swap agreement. During 1994, the Company terminated its obligations under this agreement at a cost of approximately $3.9 million.

In connection with the 1995 Bank Credit Agreement, the Company has entered into an interest rate cap agreement with a bank which caps the three-month LIBOR rate at 9% on a notional principal amount of $60 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.6 million.

7.   INCOME TAXES:

The Company's net deferred tax asset and liability as of December 31, 1995 and 1996, are as follows (in thousands):

                                                           1995      1996
                                                          -------   -------
     Deferred tax assets:
          Net operating loss carryforwards                $34,832   $34,308
          Investment in unconsolidated subsidiary           5,884     3,344
          Charges for deferred compensation                 2,452     2,662
          Other deferred tax assets                         1,406     1,892
                                                          -------   -------
                                                           44,574    42,206
     Less - Valuation allowance                            (6,304)   (1,877)
                                                          -------   -------

                                                           38,270    40,329

     Deferred tax liabilities:
          Tax over book depreciation and amortization 26,083 29,150 Book basis over tax basis on assets of
            purchased subsidiary                            1,225     1,225
          Other deferred tax liabilities                      162       381
                                                          -------   -------

                                                           27,470    30,756
                                                          -------   -------

          Net deferred tax asset                          $10,800   $ 9,573
                                                          -------   -------
                                                          -------   -------

In 1995, the Company concluded that it was more likely than not that future operations would generate sufficient taxable income to use net operating losses and reduced the valuation allowance to create a deferred tax asset of $10.8 million. The Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and adjust the valuation allowance accordingly.

The Company had net operating loss carryforwards of approximately $99.5 million and $98.9 million at December 31, 1995 and 1996. These carryforwards expire as follows:

                   2003                             $  5,300
                   2004                               16,400
                   2005                               14,800
                   2006                               14,500
                   2007                               14,300
                   2008                               11,300
                   2009                               14,100
                   2010                                5,300
                   2011                                2,900
                                                     -------
                                                     $98,900
                                                     -------
                                                     -------

The Company's benefit (provision) for income taxes, including the benefit from the extraordinary item, for the periods ended December 31, 1994, 1995, and 1996, is as follows (in thousands):

                                               1994      1995       1996
                                              ------   --------   --------
     Current                                  $    -   $  (447)   $(1,082)
     Deferred                                      -    10,800     (1,227)
                                              ------   -------    -------
       Total benefit (provision) for
        income taxes                          $  -     $10,353    $(2,309)
                                              ------   -------    -------
                                              ------   -------    -------

Reconciliation between the actual benefit (provision) for income taxes and income taxes computed by applying the federal statutory rate to income before income taxes and extraordinary item is as follows (in thousands):

                                               1994      1995       1996
                                              ------   --------   --------
Income tax (provision) computed at the
  statutory rate                               $(418)  $(4,346)   $(6,215)
Reduction in valuation allowance                 742    15,030      4,232
Amortization of goodwill                        (324)     (331)      (326)
                                              ------   -------    -------

                                              $    -   $10,353    $(2,309)
                                              ------   -------    -------
                                              ------   -------    -------

8.   COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES:

The Company is a member of a soft drink canning cooperative and owned approximately 4% (qualifying shares) at December 31, 1996. During 1994, 1995, and 1996, the Company had purchases of $3,432,000, $777,000, and $3,340,000 from this cooperative.

The Company purchased approximately $1,552,000, $4,468,000, and $14,960,000 in 1994, 1995, and 1996, of soft drink products from TBG and had sales to this entity of approximately $899,000, $1,657,000, and $12,704,000 in 1994,
1995, and 1996.

At December 31, 1996, the Company owned approximately 23% of Western
Container Corporation ("Western"), a plastic bottle manufacturer. Western was formed by the Company and other bottlers to provide plastic bottles for their bottling operations. The Company had purchases of $7,036,000, $8,704,000, and $8,079,000 from Western in 1994, 1995, and 1996. The Company has a minimum purchase agreement with Western through 1998. The Company has met its purchase requirements in 1996 and expects to continue to meet these requirements in the future.

The Company is self-insured for portions of its casualty insurance and certain other business risks up to limits of between $150,000 and $250,000. Management provides for all material open claims plus an estimate for incurred but not reported claims related to these uninsured risks.

In conjunction with certain insurance policies, the Company has established irrevocable and unconditional letters of credit, expiring August 1, 1997, and March 22, 1997, for $1,225,000 and $672,000 in favor of an insurance company. The letters of credit protect the insurance company in case of nonperformance by the Company. The letters of credit were not used as of December 31, 1996, and management does not expect to use the letters of credit through expiration.

The Company also becomes involved in certain legal proceedings in the normal course of business. Management believes that the outcome of such litigation will not materially affect the Company's consolidated financial position or results of operations.

At December 31, 1996, the Company had a loan in the amount of $1,428,000 to the Edmund M. and Adelyn Jean Hoffman Trust. Edmund M. Hoffman is the Co-Chairman of the Board of the Company.

As of December 31, 1996, the Company made a loan to Charles F. Stephenson, President of the Company and Southwest Coke, in the amount of $100,000. The loan bears interest at 8% per annum and is due on the earlier of February 1, 1999, or the 30th day after his last day of employment as a manager of the Company or one of its subsidiaries.

9.   COMPENSATION AND BENEFIT PLANS:

THRIFT PLAN

The Company has a voluntary 401(k) plan available to substantially all full-time employees with over one year of service. Employees can deposit up to 15% of total compensation. Company contributions to the 401(k) plan are at the Board of Directors' discretion and are limited to the lesser of employee contributions or 4% of the employee's total compensation. The Company's contributions to the 401(k) plan in 1994, 1995, and 1996, included in the consolidated statements of income, were approximately $484,000, $516,000, and $902,000.

Effective June 30, 1996, the San Antonio Coke voluntary 401(k) plan merged with the Company's 401(k).

PENSION PLAN

The Company has a defined benefit pension plan covering substantially all full-time employees with over one year of service.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1995 and 1996 (in thousands):

                                                                      1995      1996
                                                                   --------   --------

          Accumulated benefit obligation-
          Vested benefits                                          $(12,212)  $(12,680)
          Nonvested benefits                                           (346)      (358)
                                                                   --------   --------

                                                                    (12,558)   (13,038)

          Effect of projected future compensation levels             (3,291)    (3,417)
                                                                   --------   --------

          Projected benefit obligation                              (15,849)   (16,455)
          Plan assets at fair value                                  15,664     17,725
                                                                   --------   --------

          Plan assets in excess of (less than) projected benefit
            obligation                                                 (185)     1,270
          Unrecognized net loss being amortized                       1,853        429
          Unrecognized net asset at January 1, 1987,
            amortized over 15 years                                  (1,187)    (1,000)
                                                                   --------   --------
          Pension asset                                            $    481   $    699
                                                                   --------   --------
                                                                   --------   --------

     Net periodic pension cost for 1994, 1995, and 1996 included the following components (in thousands):

                                                1994       1995        1996
                                               -------    -------    -------

          Service cost - benefits earned       $   554    $   627    $   815
          Interest cost on projected benefit
            obligation                             838        965      1,093
          Actual return on plan assets             251     (3,347)    (2,222)
          Net amortization and deferral         (1,541)     2,144        756
                                               -------    -------    -------

          Net periodic pension cost            $   102    $   389    $   442
                                               -------    -------    -------
                                               -------    -------    -------


The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8% and 5% in 1994; 8.0% and 4.5% in 1995; and 7.25% and 5% in 1996. The
expected long-term rate of return on assets was 8.5% in 1994, 1995, and 1996. The Plan assets consist primarily of money market investments, stocks, and bonds.

Effective December 31, 1996, the San Antonio Coke defined benefit plan merged with the Company's defined benefit plan. Benefits attributed to service as an employee of San Antonio Coke after December 31, 1996, will be determined by using the benefit formula of the Parent's plan (which is 38% higher than the formula under the old San Antonio Coke plan), then added to the frozen benefit for 1996 and prior years to calculate the total benefit to be paid to the participant.

EXECUTIVE SECURITY PLAN

The Company maintains an executive security plan (the "Plan") covering certain key executives of the Company. In addition, the Company entered into employment agreements ("Agreements") with two other key executives. The Agreements provide for disability, defined retirement, and death benefits to be paid out of the general assets of the Company, and the Plan provides for death benefits which will be funded by life insurance policies. Expense for the Agreements included in the consolidated statements of income was $343,000, $600,000, and $600,000 in 1994, 1995, and 1996.

MANAGEMENT INCENTIVE PLAN

Effective January 1, 1994, the Company entered into long-term management incentive agreements with certain of its key officers and managers. Under the plans, a lump-sum payment is made at the end of five years based upon the attainment of certain operating cash flow goals. Expense for the management incentive agreements included in the consolidated statements of income was $900,000, $980,000, and $980,000 in 1994, 1995, and 1996.

OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company does not provide postretirement benefits to its employees, other than the plans discussed above, except for certain benefits to retirees associated with a previous acquisition which are not material to the Company's results of operations or financial position. The Company does not provide any postemployment benefits other than the plans discussed above and, therefore, no additional liability has been recorded.

10.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

As of December 31, 1994, 1995, and 1996, the balance for allowance for doubtful accounts was $540,000, $543,000, and $542,000. The activity for this account for the three years ended December 31, 1996, was as follows:

                     Balance at                Write-offs,    Balance
                     Beginning    Charged to     Net of       at End
          Year        of Year       Expense    Recoveries     of Year
          ----       ----------   ----------   ----------     -------

          1994          $551         $121        $(130)         $542
          1995           542          120         (119)          543
          1996           543           69          (72)          540

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Bottling Group, Inc.:

We have audited the accompanying consolidated balance sheets of Texas Bottling Group, Inc. (a Nevada corporation) and subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Bottling Group, Inc. and subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.



                                                    ARTHUR ANDERSEN LLP



Dallas, Texas,
  March 7, 1997

                    TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1995 AND 1996
                    (Amounts in Thousands, Except Share Data)

                  ASSETS                                  1995       1996
                  ------                                --------   --------
CURRENT ASSETS:
  Cash and cash equivalents                             $  5,864   $    636
  Receivables-
    Trade accounts, net of allowance for doubtful
     accounts of $515 and $544 in 1995 and 1996           18,883     21,349
    Other                                                  3,810      3,280
                                                        --------   --------
      Total receivables, net                              22,693     24,629

  Inventories                                              7,346      9,327
  Prepaid expenses and other                                 641      1,498
  Deferred tax asset                                       3,041      9,645
                                                        --------   --------
      Total current assets                                39,585     45,735
                                                        --------   --------
PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                     4,869      4,866
  Buildings and improvements                              20,504     20,819
  Machinery and equipment                                 15,566     16,393
  Vehicles                                                15,187     16,662
  Vending equipment                                       23,468     27,215
  Furniture and fixtures                                   3,616      5,500
                                                        --------   --------
                                                          83,210     91,455

  Less- Accumulated depreciation and amortization        (44,896)   (50,312)
                                                        --------   --------
      Property, plant, and equipment, net                 38,314     41,143
                                                        --------   --------
OTHER ASSETS:
  Franchise rights, net of accumulated amortization
   of $32,496 and $36,140 in 1995 and 1996               113,005    109,362
  Goodwill, net of accumulated amortization of
   $15,728 and and $17,455 in 1995 and 1996               53,403     51,676
                                                        --------   --------
      Franchise rights and goodwill                      166,408    161,038
  Deferred financing costs and other assets, net
   of accumulated amortization of $1,663 and
   $2,335 in 1995 and 1996                                 5,480      7,852
  Deferred tax asset                                       9,759        355
                                                        --------   --------
      Total other assets                                 181,647    169,245
                                                        --------   --------
      Total assets                                      $259,546   $256,123
                                                        --------   --------
                                                        --------   --------

                  The accompanying notes are an integral part
                    of these consolidated balance sheets.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

           CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1995 AND 1996
                  (Amounts in Thousands, Except Share Data)


     LIABILITIES AND STOCKHOLDERS' EQUITY                          1995       1996
                                                                 --------   --------
CURRENT LIABILITIES:
  Accounts payable                                               $ 16,308   $ 15,276
  Accrued payroll                                                   1,385        793
  Accrued insurance                                                 3,746      3,342
  Accrued interest                                                  3,065      1,364
  Contribution to employees' benefit plans                          1,810      2,158
  Current maturities of long-term debt                             12,000     16,500
                                                                 --------   --------

          Total current liabilities                                38,314     39,433
                                                                 --------   --------

LONG-TERM DEBT, net of current maturities                         215,500    203,000

OTHER LIABILITIES                                                   2,922      3,864

POSTRETIREMENT BENEFIT OBLIGATION                                   6,033      6,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock Class A, $2 par value; 1,100,249 shares
    authorized; 541,917 issued and outstanding as of
    December 31, 1995 and 1996                                      1,084      1,084
  Common stock Class B, $2 par value; 228,357 shares
    authorized, issued and outstanding (convertible to
    558,332 shares of Class A) as of December 31, 1995 and 1996       457        457
  Additional paid-in capital                                       43,459     43,459
  Retained deficit                                                (48,223)   (41,331)
                                                                 --------   --------

          Total stockholders' equity                               (3,223)     3,669
                                                                 --------   --------

          Total liabilities and stockholders' equity             $259,546   $256,123
                                                                 --------   --------
                                                                 --------   --------


The accompanying notes are an integral part of these consolidated balance sheets.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                            (Amounts in Thousands)

                                                        1994       1995      1996
                                                      --------   --------  --------
NET REVENUES                                          $206,987   $215,095  $220,796

COSTS AND EXPENSES:
  Cost of goods sold (exclusive of depreciation
    shown below)                                       106,206    117,233   119,336
  Selling, general and administrative                   54,446     50,154    52,359
  Depreciation and amortization                         10,684     11,548    12,816
                                                      --------   --------  --------

          Operating income                              35,651     36,160    36,285

INTEREST:
  Interest on debt                                     (23,716)   (20,250)  (18,006)
  Interest rate swap                                    (7,829)      -         -
  Deferred financing cost                                 (602)      (584)     (572)
  Interest income                                           77        372       208
                                                      --------   --------  --------

                                                       (32,070)   (20,462)  (18,370)

OTHER INCOME, net                                          113        185       348
                                                      --------   --------  --------

          Income before taxes and extraordinary item     3,694     15,883    18,263

INCOME TAX BENEFIT (PROVISION)                            -        12,675    (2,971)
                                                      --------   --------  --------

          Income before extraordinary item               3,694     28,558    15,292

EXTRAORDINARY ITEM, net of income tax
  benefit of $39 in 1995                                  -           (72)     -
                                                      --------   --------  --------

          Net income                                  $  3,694   $ 28,486  $ 15,292
                                                      --------   --------  --------
                                                      --------   --------  --------

  The accompanying notes are an integral part of these consolidated statements.

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                           (Amounts in Thousands)

                                      COMMON STOCK      ADDITIONAL
                                   ------------------     PAID-IN    RETAINED
                                   CLASS A    CLASS B    CAPITAL     DEFICIT
                                   -------    -------   -----------  ---------
BALANCE, December 31, 1993          $1,084     $457       $43,459    $(72,580)
     Net income                          -        -             -       3,694
                                    ------     ----       -------    --------
BALANCE, December 31, 1994           1,084      457        43,459     (68,886)
     Net income                          -        -             -      28,486
     Dividends paid                      -        -             -      (7,823)
                                    ------     ----       -------    --------
BALANCE, December 31, 1995           1,084      457        43,459     (48,223)
     Net income                          -        -             -      15,292
     Dividends paid                      -        -             -      (8,400)
                                    ------     ----       -------    --------
BALANCE, December 31, 1996          $1,084     $457       $43,459     $(41,331)
                                    ------     ----       -------    --------
                                    ------     ----       -------    --------


The accompanying notes are an integral part of these consolidated statements.

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                            (Amounts in Thousands)

                                                        1994       1995        1996
                                                       -------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 3,694   $  28,486   $ 15,292
  Adjustments to reconcile net income to net cash
   provided by operating activities-
    Extraordinary item                                       -         111          -
    Depreciation and amortization                       10,684      11,548     12,816
    Provision for bad debts                                240         240        240
    Deferred tax (benefit) provision                         -     (12,800)     2,800
    Amortization of deferred financing costs               602         584        572
    Deferred compensation                                1,061         846      1,193
    Change in assets and liabilities, excluding
     effects of extraordinary item:
      Receivables                                        2,691      (5,477)    (2,176)
      Inventories                                        1,971      (1,105)    (1,143)
      Prepaid expenses                                    (376)        174       (857)
      Accounts payable                                  (5,032)      7,368     (1,625)
      Accrued expenses                                   5,085      (2,536)    (2,105)
      Contribution to employees' benefit plans              22          12       (146)
      Other liabilities                                    229         318        125
      Postretirement benefit obligation                    317          30        123
    Other                                                  (47)        203          -
                                                       -------   ---------   --------
        Net cash provided by operating activities       21,141      28,002     25,109
                                                       -------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment           (6,605)     (9,802)   (10,887)
  Other noncurrent assets acquired                           -           -     (3,050)
                                                       -------   ---------   --------
        Net cash used by investing activities           (6,605)     (9,802)   (13,937)
                                                       -------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit      (8,800)          -      4,000
  Payments on long-term debt                              (265)     (7,500)   (12,000)
  Proceeds from issuance of long-term debt, net              -     113,844          -
  Retirements of long-term debt                              -    (116,500)         -
  Purchase of interest rate cap                              -        (490)         -
  Payment of dividends                                       -      (7,823)    (8,400)
                                                       -------   ---------   --------
        Net cash used by financing activities           (9,065)    (18,469)   (16,400)
                                                       -------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     5,471        (269)    (5,228)
CASH AND CASH EQUIVALENTS, beginning of year              662        6,133      5,864
                                                       -------   ---------   --------
CASH AND CASH EQUIVALENTS, end of year                 $ 6,133   $   5,864   $    636
                                                       -------   ---------   --------
                                                       -------   ---------   --------

The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                             (Amounts in Thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                    1994      1995      1996
                                                   -------   -------   -------

Cash paid during the year for:
  Interest                                         $28,986   $22,276   $19,707
  Income taxes                                           -         -         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Purchase of certain vending machines, machinery,
 equipment, and transportation equipment through
 capital leases and issuance of long-term debt       $  64     $  260    $  -
                                                     -----     ------    ------
                                                     -----     ------    ------











The accompanying notes are an integral part of these consolidated statements.

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Texas Bottling Group, Inc., a Nevada corporation (the "Company"), and its wholly owned subsidiary, Coca-Cola Bottling Company of the Southwest, a Nevada corporation ("San Antonio Coke"). The Company primarily bottles and distributes soft drinks in its franchise territories (food service operations are not material) in central and southern Texas, including the cities of San Antonio and Corpus Christi. All material intercompany balances and transactions have been eliminated in consolidation.

CERTAIN RISK FACTORS

The Company is highly leveraged and will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding debt and future capital expenditures. The Company's ability to service its debt in the future, maintain adequate working capital, and make required or planned capital expenditures will depend on its ability to generate sufficient cash from operations. Management is of the opinion that the Company will generate sufficient cash flow to meet its obligations or that alternative financing will be available.

REVENUE RECOGNITION

Revenue is recognized from bottling operations when the product is delivered. Vending operations recognize revenue when cash is collected.

CASH AND CASH EQUIVALENTS

The Company considers investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories include the costs of materials and direct labor and manufacturing overhead, when applicable, and are valued at the lower of first-in, first-out cost or market, except for repair parts and supplies, which are valued at cost. Inventories as of December 31, 1995 and 1996, are summarized as follows (in thousands):

                                         1995      1996
                                        ------    ------
          Raw materials                 $2,488    $3,351
          Finished goods                 4,210     4,940
          Repair parts and supplies        648     1,036
                                        ------    ------
                                        $7,346    $9,327
                                        ------    ------
                                        ------    ------

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense when incurred. The cost of assets retired or sold, and the related amounts of accumulated depreciation are removed from the accounts, and any gain or loss is included in other income. Depreciation is determined using the straight-line method over the estimated useful lives of the assets as follows:

          Buildings and improvements                3 - 25 years
          Machinery and equipment                   3 - 10 years
          Vehicles                                  3 - 10 years
          Vending equipment                         2 - 10 years
          Furniture and fixtures                    2 - 10 years

RETURNABLE CAN TRAYS AND SHELLS

Returnable can trays and shells are carried in other assets at amortized cost. The cost of can trays and shells in excess of deposit value is amortized on a straight-line basis over three years.

FRANCHISE RIGHTS AND GOODWILL

Franchise rights and goodwill represent the cost in excess of the fair value of tangible assets acquired. The Company views franchise rights and goodwill as a single intangible asset that is being amortized over a period of 40 years. The Company established separate values for franchise rights and for goodwill. The Company annually evaluates its carrying value and expected period of benefit of franchise rights and goodwill in relation to its expected future undiscounted cash flows. If the carrying value were determined to be in excess of expected future cash flows, franchise rights and goodwill would be reduced to fair market value. Expected future cash flows exceeded those amounts recorded in the consolidated financial statements.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year classification.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) became effective in 1996. For stock-based compensation instruments issued subsequent to December 15, 1994, companies are required to provide additional disclosures or change accounting for compensation expense. The Company has issued no stock-based compensation subsequent to December 15, 1994; therefore, the requirements of this statement had no effect on the Company's 1996 consolidated financial statements.

2.  DEBT:

Long-term debt and related collateral consists of the following (in thousands):

                                                          DECEMBER 31,
                                                       ------------------
                                                         1995      1996
                                                       --------  --------
    9% Senior Subordinated Notes - unsecured,
     due November 15, 2003; interest is payable
     semiannually on May 15 and November 15            $120,000  $120,000

    Variable Term Loan - due in quarterly
     installments through March 31, 2003                107,500    95,500

    Borrowings under revolving credit facility             -        4,000
                                                       --------  --------
    Total debt                                          227,500   219,500

    Less- Current maturities                             12,000    16,500
                                                       --------  --------
    Total long-term debt                               $215,500  $203,000
                                                       --------  --------
                                                       --------  --------

Principal payments for maturities of long-term debt for the next five years are as follows (in thousands):

         1997                      $ 16,500
         1998                        15,000
         1999                        15,000
         2000                        15,000
         2001                        15,000
         Thereafter                 143,000
                                   --------
                                   $219,500
                                   --------
                                   --------

The Company may be required to make additional annual prepayments on the Variable Term Loan. The annual prepayment is calculated as the amount of excess cash flow, as defined, for such fiscal year multiplied by the excess cash flow percentage, as defined, in effect on the last day of the fiscal year. The prepayment for 1996 due in 1997 is approximately $1.5 million.

In April 1995, the Company entered into a loan agreement with Texas Commerce Bank National Association as agent for a syndicate of financial institutions. The agreement provides for a $115 million term loan (the "Variable Term Loan") and a $25 million revolving credit facility (the "Revolver"). As of December 31, 1996, $4 million was outstanding on the Revolver. Borrowings under the Variable Term Loan and Revolver (collectively, the "1995 Bank Credit Agreement") were used to replace the Company's 11% senior notes and to repurchase $5 million in principal amount of the Company's 9% Notes due 2003. A net extraordinary loss of $72,000 was recognized for the write-off of deferred financing costs and the gain associated with the repurchase of principal.

Both the Variable Term Loan and Revolver calculate interest at the Company's option at either Alternate Base Rate (8.25% as of December 31, 1996) or Eurodollar Rate (5.7% as of December 31, 1996) plus 1.00%. On January 1, 1997, the spread over Eurodollar Rate reduced from 1.00% to 0.75%. A commitment fee of 0.25% is charged on the average daily unused portion of the Revolver. Interest rates on the 1995 Bank Credit Agreement are subject to change, depending on the ratio of total debt to cash flow, as defined, at the end of each calendar quarter. The interest rates will be adjusted quarterly for Alternate Base Rate borrowings from a maximum of Alternate Base Rate plus .25% to a minimum of Alternate Base Rate and for Eurodollar borrowings from a maximum of Eurodollar Rate plus 1.50% to a minimum of Eurodollar Rate plus .50%, according to a grid of permitted debt to cash flow ratios. Interest on the 1995 Bank Credit Agreement is due on the last day of each calendar quarter for amounts borrowed at the Alternate Base Rate or at the end of each applicable interest period for amounts borrowed at the Eurodollar Rate. For interest periods exceeding three months, related interest expense is due on the last day of each calendar quarter.

Borrowings under the 1995 Bank Credit Agreement are secured by pledges of the stock of San Antonio Coke.

The Company's credit agreements contain several restrictive covenants, the most significant of which: require maintenance of minimum ratio of cash flow to interest expense and fixed charges, as defined; limit the ratio of debt to cash flow, as defined; and restrict the issuance of additional common stock. The 1995 Bank Credit Agreement does permit the payment of dividends and other distributions to shareholders as permitted by the indenture governing the 9% Notes due 2003, so long as no event of default exists.

The maximum Revolver availability steps down to $20 million on January 1, 1999, and $15 million on January 1, 2002. The final maturity of the Revolver is March 31, 2003. The maximum amount of the Revolver which can be used for acquisitions and other investments is currently $20 million and steps down to $15 million on January 1, 1999, and $5 million on January 1, 2002.

Interest expense was approximately $32,147,000, $20,834,000, and $18,578,000 in 1994, 1995, and 1996. Interest expense in 1994 included approximately
$7.8 million related to the termination of an interest rate swap agreement (see
Note 4).

3.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to value each class of financial instruments.

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short-term maturity of these instruments.

LONG-TERM DEBT

Management believes the Revolver is stated at fair value due to the short-term nature of this instrument.

The Variable Term Loan is stated at fair value due to its variable interest rate.

Management estimates that the fair value of its 9% Notes as of December 31, 1996, was approximately $121.1 million based on publicly quoted prices.

4.  DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS:

In January 1994, the Company entered into a two-year interest rate swap agreement. During 1994, the Company terminated its obligations under this agreement at a cost of approximately $7.8 million.

In connection with the 1995 Bank Credit Agreement, the Company has entered into an interest rate cap agreement with a bank which caps the three-month LIBOR rate at 9% on a notional principal amount of $50 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.5 million.

5.  LEASES:

Total lease expense for the years ended December 31, 1994, 1995, and 1996, was approximately $2,457,000, $2,028,000, and $1,583,000. Certain lease agreements contain renewal clauses at the original rates or purchase options at fair market value. Minimum future lease payments, relating principally to vehicles and data processing equipment, under noncancelable operating leases for the next five years, are (in thousands):

     1997                             $  806
     1998                                487
     1999                                315
     2000                                172
     2001                                125
     Thereafter                          -
                                      ------
          Total                       $1,905
                                      ------
                                      ------

6.  INCOME TAXES:

The Company's net deferred tax asset and liability as of December 31, 1995 and 1996, are as follows (in thousands):

                                                       1995        1996
                                                      -------     -------
     Deferred tax assets:
       Net operating loss carryforwards               $57,173     $55,020
       Postretirement benefit obligation                2,127       2,170
       Deferred employee benefits                         627       1,222
       Deferred financing costs                            25         -
       Other deferred tax assets                        1,464       1,386
                                                      -------     -------
                                                       61,416      59,798
     Less - Valuation allowance                        (3,586)        -
                                                      -------     -------
                                                       57,830      59,798

     Deferred tax liabilities:
       Tax over book depreciation and amortization     44,990      49,758
       Other deferred tax liabilities                      40          40
                                                      -------     -------
                                                       45,030      49,798
                                                      -------     -------
     Net deferred tax asset                           $12,800     $10,000
                                                      -------     -------
                                                      -------     -------

In 1995, the Company concluded that it was more likely than not that future operations would generate sufficient taxable income to use net operating losses and reduced the valuation to create a deferred tax asset of $12.8 million. The Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and provide a valuation allowance if necessary.

The Company had net operating loss carryforwards of approximately $163.3 million and $157.2 million at December 31, 1995 and 1996. These carryforwards will expire as follows:

               2002                  $  23,500
               2003                     26,700
               2004                     23,700
               2005                     19,900
               2006                     19,900
               2007                     13,800
               2008                     20,400
               2009                      9,300
                                      --------
                                      $157,200
                                      --------
                                      --------

The Company's benefit (provision) for income taxes, including the benefit from the extraordinary item, for the periods ended December 31, 1994, 1995, and 1996, is as follows (in thousands):

                                            1994       1995       1996
                                          -------    -------    -------
     Current                              $  -       $  (125)   $  (171)
     Deferred                                -        12,800     (2,800)
                                          -------    -------    -------
       Total benefit (provision) for
        income taxes                      $  -       $12,675    $(2,971)
                                          -------    -------    -------
                                          -------    -------    -------

Reconciliation between the actual benefit (provision) for income taxes and income taxes computed by applying the federal statutory rate to income before taxes and extraordinary item is as follows (in thousands):

                                                1994      1995      1996
                                              -------   -------   -------
     Income tax (provision) computed at
      the statutory rate                      $(1,293)  $(5,559)  $(6,392)
     Reduction in valuation allowance           1,582    18,523     3,652
     Amortization of goodwill                    (224)     (224)     (224)
     Other                                        (65)      (65)       (7)
                                              -------   -------   -------
                                              $  -      $12,675   $(2,971)
                                              -------   -------   -------
                                              -------   -------   -------

7.    COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES:

The Company paid $700,000 annually in 1994, 1995, and 1996 to The Coca-Cola Bottling Group (Southwest), Inc. ("CCB Group"), holder of the Company's Class A common stock, under a management agreement. The agreement is for a period of one year and is renewable automatically. The Company also had sales of approximately $1,552,000, $4,468,000, and $14,960,000 and purchases of approximately $899,000, $1,657,000, and $12,704,000 in 1994, 1995, and 1996,
with a subsidiary of CCB Group.

An officer of the Company serves on the Board of Directors of Western Container Corporation ("Western"), a plastic bottle manufacturing cooperative. The Company had purchases of $10,050,000, $14,477,000, and $12,675,260 from
Western in 1994, 1995, and 1996. The Company has a minimum purchase agreement with Western through 1998. The Company has met its purchase requirements in 1996 and expects to continue to meet these requirements in the future.

On September 9, 1996, the Federal Trade Commission ("FTC") issued an order dismissing the complaint filed by the FTC in 1988 against San Antonio Coke, bringing to an end the FTC's efforts to force the divestiture of Dr Pepper licenses for a ten-county area around and including San Antonio, Texas held by the Company.

The Company is self-insured for portions of its casualty insurance, product liability, and certain other business risks up to limits of between $50,000 and $250,000. Management provides for all material open claims plus an estimate for incurred but not reported claims related to these uninsured risks.

In conjunction with certain insurance policies, the Company has established irrevocable and unconditional letters of credit, expiring August 1, 1997, and March 22, 1997, for $1,225,000 and $728,000 in favor of two insurance companies. The letters of credit protect the insurance company in case of nonperformance by San Antonio Coke. The letters of credit were not used as of December 31, 1996, and management does not expect to use the letters of credit through expiration.

The Company also becomes involved in certain legal proceedings in the normal course of business. Management believes that the outcome of such litigation will not materially affect the Company's consolidated financial position or results of operations.

8.   COMPENSATION AND BENEFIT PLANS:

THRIFT PLAN

Through June 30, 1996, San Antonio Coke had a voluntary 401(k) plan available to substantially all full-time employees with over one year of service. Employees could deposit up to 15% of total compensation, tax deferred in the 401(k) plan on an annual basis. Through June 30, 1996, the San Antonio Coke contributions to the 401(k) plan were at the discretion of the Board of Directors and were limited to 50% of the employees' contributions up to 5% of total compensation. San Antonio Coke's contributions to the 401(k) plan in 1994, 1995, and 1996, included in the consolidated statements of income, were approximately $350,000, $355,000, and $588,000.

Effective June 30, 1996, the San Antonio Coke voluntary 401(k) plan merged with the CCB Group 401(k) plan. The new plan allows employees to contribute up to 15% of their annual compensation to the Plan and provides for the Company to match contributions up to 100% of the employees' contributions up to 4% of total compensation.

PENSION PLAN

San Antonio Coke has a defined benefit pension plan covering substantially all full-time employees with over one year of service.

The following table sets forth the plan's funded status and amounts recognized in the Company's financial statements at December 31, 1995 and 1996
(in thousands):

                                                                                1995      1996
                                                                             --------   --------
          Accumulated benefit obligation-
            Vested benefits                                                  $(10,461)  $(10,690)
            Nonvested benefits                                                   (138)      (141)
                                                                             --------   --------

                                                                              (10,599)   (10,831)

          Effect of projected future compensation levels                       (1,870)    (1,911)
                                                                             --------   --------

          Projected benefit obligation                                        (12,469)   (12,742)
          Plan assets at fair value                                            11,998     13,183
                                                                             --------   --------

          Plan assets in excess of (less than) projected benefit obligation      (471)       441
          Unrecognized net gain being amortized                                  (848)    (2,034)
          Unrecognized prior service cost                                         352        325
          Unrecognized net asset at January 1, 1987, being amortized
            over 17 years                                                        (314)      (275)
                                                                             --------   --------

          Pension liability                                                  $ (1,281)  $ (1,543)
                                                                             --------   --------
                                                                             --------   --------

Net periodic pension cost for 1994, 1995, and 1996 includes the following components (in thousands):

                                                               1994       1995       1996
                                                               -----    -------    -------

          Service cost - benefits earned                       $ 385    $   358    $   434
          Interest cost on projected benefit obligation          733        780        843
          Actual return on plan assets                          (209)    (1,766)    (1,547)
          Net amortization and deferral                         (556)       963        532
                                                               -----    -------    -------

          Net periodic pension cost                            $ 353    $   335    $   262
                                                               -----    -------    -------
                                                               -----    -------    -------

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8.0% and 5.5% in 1994; 7.25% and 5.0% in 1995; and 7.25% and 5% in 1996. The
expected long-term rate of return on assets was 8.5% in 1994, 1995, and 1996. The plan assets consist of investments in an insurance company's general and growth equity accounts, and several mutual funds.

Effective December 31, 1996, the San Antonio Coke defined benefit plan merged with the CCB Group defined benefit plan. Benefits attributed to service as an employee of San Antonio Coke after December 31, 1996, will be determined by using the benefit formula of the CCB Group plan (which is 38% higher than the formula under the old San Antonio Coke plan), then added to the frozen benefit for 1996 and prior years to calculate the total benefit to be paid to the participant.

POSTRETIREMENT BENEFIT OBLIGATION

In addition to providing pension benefits, San Antonio Coke sponsors a postretirement healthcare plan that is limited to the following three groups:
(1) participants in the plan as of January 1, 1993, (2) employees having 20 years of service as of January 1, 1992, or (3) employees who were at least age 55 with five years of service as of January 1, 1992. Active employees in groups 2 or 3 are only eligible to receive benefits if they retire on or after their normal retirement age. The plan pays stated percentages of most necessary medical expenses incurred after subtracting payments by Medicare where applicable and after a stated deductible has been met. The plan is contributory, and the Company does not fund this plan.

The following table shows the components of the accrued postretirement healthcare cost liability as reflected on the consolidated balance sheet at December 31, 1995 and 1996 (in thousands):

                                                             1995      1996
                                                            ------    ------

          Retirees                                          $3,472    $3,224
          Other active participants                          1,238     1,040
          Other fully eligible participants                    119       144
          Unrecognized actuarial gain                        1,204     1,749
                                                            ------    ------

          Accrued postretirement healthcare cost liability  $6,033    $6,157
                                                            ------    ------
                                                            ------    ------

Net postretirement benefit cost included the following components in 1994, 1995, and 1996 (in thousands):

                                                            1994   1995   1996
                                                            ----   ----   ----

     Service cost - benefits attributed to service during
       the period                                           $ 78   $ 58   $ 49
     Interest cost on accumulated postretirement
       benefit obligation                                    403    343    313
                                                            ----   ----   ----

     Total postretirement benefit cost                      $481   $401   $362
                                                            ----   ----   ----
                                                            ----   ----   ----

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0%, 7.25%, and 7.25% in 1994, 1995, and 1996. For measurement purposes, a 10% annual rate of increase in the per capita cost of covered healthcare claims was assumed for 1996; the rate was assumed to ratably decrease 1% each year to 5% in 2003 and remain level thereafter. The effect of increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $340,000 and the aggregate of the service and interest cost components of net postretirement healthcare cost for the 1996 fiscal year by $32,000.

NONSTATUTORY STOCK OPTION/STOCK APPRECIATION RIGHTS PLAN

The Company has a Nonstatutory Stock Option/Stock Appreciation Rights Plan (the "Stock Plan"). The Stock Plan allows the Company to grant stock options for Class A common stock to key officers and employees based on fair market value, as defined, at the date of grant. The Company issues a stock appreciation right corresponding to the excess of fair market value, as defined, over the option price for each specific stock option granted. In 1994, 1995, and 1996, no stock options or stock appreciation rights were issued by the Company. As of December 31, 1996, all outstanding stock appreciation rights (covering 11,160 shares) were vested at an option price of $40.90 per share and were exercisable.

MANAGEMENT INCENTIVE PLAN

Effective January 1, 1994, the Company entered into long-term management incentive agreements with certain of its key officers and managers. Under the plans, a lump-sum payment is made at the end of five years based upon the attainment of certain operating cash flow goals. Expense for the management incentive agreements included in the consolidated statements of income was $650,000 in both 1994 and 1995, and $700,000 in 1996.

OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company does not provide any postretirement or postemployment benefits other than the plans discussed above and, therefore, no additional liability has been recorded.

9.    MAJOR CUSTOMER:

The Company had one major customer in 1994, 1995, and 1996, which accounted for approximately 27%, 28%, and 24% of net revenues.

10.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

As of December 31, 1994, 1995, and 1996, the balance for allowance for doubtful accounts was $425,000, $515,000, and $544,000. The activity for this account for the three years ended December 31, 1996, was as follows (in thousands):

                  Balance at               Write-offs,    Balance
                  Beginning   Charged to     Net of       at End
          Year     of Year     Expense     Recoveries     of Year
          ----    ---------   ----------   ----------     -------

          1994      516          240         (331)          425
          1995      425          240         (150)          515
          1996     $515         $240        $(211)         $544

                                INDEX TO EXHIBITS

                                                                      Sequentially
Exhibit                                                                 Numbered
Number                          Description                               Page
-------                         -----------                           ------------
  3.1     Articles of Incorporation of the Company, as amended.(1)

  3.2     Bylaws of the Company.(1)

  4.1     Form of Indenture, dated November 15, 1993, between the
          Company and Chemical Bank, N.A. with respect to the 9%
          Senior Subordinated Notes Due 2003.(1)

  4.2     Form of Specimen Certificate for 9% Senior Subordinated
          Notes Due 2003 (included as Exhibit A to the Indenture in
          Exhibit 4.1).(1)

  4.3 Specimen Certificate for 11.64% Subordinated Notes, dated as of July 10, 1993.(1)

 10.1     First Line Bottlers Contract, dated as of December 26,
          1935, between Amarillo Coca-Cola Bottling Company, Inc.
           and The Coca-Cola Company.(1)

 10.2 Franchise Agreement, dated as of September 1, 1956, between Coca-Cola Bottling Company of Lubbock and The
          Coca-Cola Company.(1)

 10.3     Franchise Agreement, dated as of May 22, 1928, between
          Texas Coca-Cola Bottling Company and The Coca-Cola
          Company.(1)

 10.4     Franchise Agreement, dated as of April 21, 1941, between
          Pecos Valley Coca-Cola Bottling Company and The Coca-Cola
          Company.(1)

 10.5     Franchise Agreement, dated as of February 1, 1961, between
          Monahans Coca-Cola Bottling Company and The Coca-Cola
          Company.(1)

 10.6     Franchise Agreement, dated as of March 14, 1934, between
          Woodward Coca-Cola Bottling Company and The Coca-Cola
          Company.(1)

 10.7     Franchise Agreement, dated as of April 1, 1937, between
          Alva Coca-Cola Bottling Co., Inc. and The Coca-Cola
          Company.(1)

 10.8 Franchise Agreement, dated as of September 7, 1921, between Wichita Falls Coca-Cola Bottling Company and The
          Coca-Cola Company.(1)

 10.9     Franchise Agreement, dated as of February 6, 1984, between
          Wichita Coca-Cola Bottling Company and The Coca-Cola
          Company (Clarendon territory).(1)

 10.10 Form of Amendments to Franchise Agreements between each of the subsidiaries of the Company and The Coca-Cola
          Company.(1)

 10.11 Form of Franchise Agreements between Dr. Pepper Company and Southwest Coca-Cola Bottling Company, Inc. (for various territories).(1)

 10.12 Employment Agreement, dated as of December 16, 1985, between the Company and Edmund M. Hoffman.(1)

-----------------
(1) Incorporated by reference to the Company's Registration Statement on
    Form S-1 (No. 33-69247) filed on November 5, 1993.


 10.13 Employment Agreement, dated as of December 16, 1985, between the Company and Robert K. Hoffman.(1)

 10.14    Amendment No. 1, dated as of September 9, 1993, to the
          Employment Agreement dated as of December 16, 1985, between the Company and Robert K. Hoffman.(1)

 10.15    Executive Security Plan for the Company.(1)

 10.16    The Company's Non-Statutory Stock Option/Stock Appreciation
          Rights Plan.(1)

 10.17    Stockholder Agreement, dated as of March 31, 1987, among
          Texas Bottling Group, Inc., the Company, The Prudential
          Insurance Company of America and Pruco Life Insurance
          Company.(1)

 10.18 Tax Sharing Agreement, dated as of February 4, 1985, as amended on March 7, 1986, among Parent, The Company, and
          Amarillo Coca-Cola Bottling Company, Inc., Shoshone Coca-
          Cola Bottling Company, Automatic Merchandiser, Inc. of
          Nevada and Market Communication Counselors, Inc.(1)

 10.19 Tax Sharing Agreement, dated as of October 23, 1993, but effective as of January 1, 1993, by and among CCBG
          Corporation, Southwest Coca-Cola Bottling Company, Inc.,
          Wichita Coca-Cola Bottling Company, Alva Coca-Cola
          Bottling Company, Inc., Woodward Coca-Cola Bottling
          Company, Market Communication Counselors, Inc. and the
          Company.(1)

 10.20    Renewed and Extended Management Agreement with Texas
          Bottling Group, Inc., dated as of December 1, 1991, between the Company and Texas Bottling Group, Inc.(1)

 10.21    Loan Agreement, dated as of March 31, 1987, between the
          Company and Edmund M. and Adelyn Jean Hoffman Trust.(1)

 10.22    Promissory Note, dated as of March 31, 1987, between the
          Company and Edmund M. and Adelyn Jean Hoffman Trust.(1)

 10.23    Amendment to Loan Agreement, dated as of September 1,
          1993, between the Company and Edmund M. and Adelyn Jean
          Hoffman Trust.(1)

 10.24    Equipment Lease, dated as of July 1, 1993, between the
          Company and Citicorp Dealer Finance.(1)

 10.25    Vehicle Lease and Service Agreement, dated as of February
          10, 1993, between Southwest Coca-Cola Bottling Company,
          Inc. and C&W Leasing Corporation.(1)

 10.26    Amendment to Bottle Contracts, dated as of December 14,
          1987, by and between Southwest Coca-Cola Bottling Company,
          Inc. and The Coca-Cola Company.(1)

 10.27 Amendment to Renewed and Extended Management Agreement with Texas Bottling Group, Inc., dated as of April 14,
          1994, between the Company and Texas Bottling Group, Inc.(2)

 10.28    Management Incentive Plan of the Company, adopted June 22,
          1994, effective January 1, 1994.(3)

-----------------
(2) Incorporated by reference to the Company's Quarterly Report on
    Form 10-Q for the period ended March 31, 1994.


 10.29 Management Incentive Agreement, executed June 23, 1994 and effective January 1, 1994, between the Company and Charles
          F. Stephenson.(3)

 10.30 Management Incentive Agreement, executed May 9, 1994 and effective January 1, 1994, between Southwest Coke and
          Ronnie Hill.(3)

 10.31 Management Incentive Agreement, executed July 20, 1994 and effective January 1, 1994, between the Company and E.T. Summers, III.(3)

 10.32 Employment Agreement, executed August 10, 1994 and effective January 1, 1994, between the Company and Stephanie L. Ertel.(4)

 10.33    Management Incentive Plan for managers of ACFS, effective
          January 1, 1995.(5)

 10.34    Relocation Agreement, effective June 15, 1995, between the
          Company and Charles F. Stephenson.(5)

 10.35    Loan Agreement ($120,000,000 Term Loan  Facility and
          $30,000,000 Revolving Loan Facility) (the "Company Loan
          Agreement"), dated as of April 4, 1995, among the Company, Texas Commerce Bank National Association ("TCB"), as Agent and a Lender, First Bank National Association ("First
          Bank"), as Agent and a Lender, and certain other financial institutions who are parties to the Company Loan
          Agreement.(6)

 10.36 Interest Rate Agreement, dated as of April 4, 1995, by and among the Company, certain financial institutions a party thereto, First Bank, as Collateral Agent, and TCB, as
          Agent.(6)

 10.37 Notice of Entire Agreement, dated as of April 4, 1995, executed by the Company, Parent, Southwest Coke, Alva
          Coca-Cola Bottling Co., Inc., Woodward Coca-Cola Bottling
          Company, Market Communications Counselors, Inc. and TCB, as Agent.(6)

 10.38 Security Agreement, dated as of April 4, 1995, by and among the Company, First Bank, as Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the Company Loan Agreement.(6)

 10.39 Security Agreement, dated as of April 4, 1995, by and among Southwest Coke, First Bank, as Collateral Agent,
          TCB, as Agent, and the financial institutions who are parties to the Company Loan Agreement.(6)

 10.40 Security Agreement, dated as of April 4, 1995, by and among Parent, First Bank, as Collateral Agent, TCB, as
          Agent, and the financial institutions who are parties to the Company Loan Agreement.(6)

-----------------
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.


 10.41 Form of Term Note issued by the Company pursuant to the Company Loan Agreement.(6)

 10.42 Form of Revolving Note issued by the Company pursuant to the Company Loan Agreement.(6)

 10.43 Contribution Agreement, dated as of April 4, 1995, executed by Parent, the Company, Southwest Coke, Alva
          Coca-Cola Bottling Co., Inc., Woodward Coca-Cola Bottling
          Company, Market Communications Counselors, Inc. and The
          Dani Group, Inc.(6)

 10.44    Loan  Agreement ($115,000,000 Term Loan Facility and
          $25,000,000 Revolving Loan Facility) (the "TBG Loan
          Agreement"), dated as of April 4, 1995, among TBG, TCB, as
          Agent and a Lender, First Bank, as Agent and a Lender, and the other financial institutions who are parties to the TBG Loan Agreement.(6)

 10.45 Interest Rate Agreement, dated as of April 4, 1995, by and among TBG, certain financial institutions a party thereto, First Bank, as Collateral Agent, and TCB, as Agent.(6)

 10.46 Notice of Entire Agreement, dated as of April 4, 1995, executed by TBG, San Antonio Coke and TCB, as Agent.(6)

 10.47 Security Agreement, dated as of April 4, 1995, by and among TBG, First Bank, as Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the TBG
          Loan Agreement.(6)

 10.48    Form of Term Note issued by TBG pursuant to the TBG Loan
          Agreement.(6)

 10.49    Form of Revolving Note issued by TBG pursuant to the TBG
          Loan Agreement.(6)

 10.50 Contribution Agreement, dated as of April 4, 1995, executed by the Company and San Antonio Coke.(6)

 10.51 Consent letter dated May 1, 1996 providing for adjustments to the Loan Agreement dated April 4, 1995, executed by and among The Coca-Cola Bottling Group (Southwest), Inc.,
          Texas Commerce Bank National Association, as Agent, First
          Bank National Association, as Collateral Agent, and certain other financial institutions therein listed.(7)

 21.1     Subsidiaries of the Company.(8)

-----------------
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.