Form 10-Q
period 1997-03-31
COCA COLA BOTTLING GROUP SOUTHWEST INC
filed 1997-04-25
CIK 811615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                               ----------------------------------------------

                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

                         Commission file number  33-69274
                                                 --------

                  THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

     Nevada                                                 75-1494591
     ------                                                 ----------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                1999 Bryan Street, Suite 3300, Dallas, Texas  75201
                ---------------------------------------------------
                 (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (214) 969-1910

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                    ---      ---

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 1, 1997 was $0.00.

    As of April 1, 1997, 100,000 shares of the Company's Common Stock, par value $.10 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE:
                                       None

                                        PART  I
                                FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

             THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS--MARCH 31, 1997 AND DECEMBER 31, 1996
                      (Amounts in Thousands, Except Share Data)

                                                March 31,   December 31,
                                                  1997          1996
                                                ---------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                    $   2,414    $   3,182
  Receivables-
    Trade accounts, net of allowance
     for doubtful accounts of $508 as of
     March 31, 1997 and $540 as of
     December 31, 1996                            16,138       17,782
    Other                                         10,777        6,818
                                               ---------    ---------
                                                  26,915       24,600

  Inventories                                     11,140        9,843
  Prepaid expenses and other                       1,784        2,400
  Deferred tax asset                               5,905        5,848
                                               ---------    ---------
       Total current assets                       48,158       45,873
                                               ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                             5,796        5,796
  Buildings and improvements                      30,280       28,257
  Vending machines, machinery and equipment       72,652       69,444
  Furniture and fixtures                           3,587        3,859
  Transportation equipment                        18,018       17,745
                                               ---------    ---------
                                                 130,333      125,101
  Less-Accumulated depreciation and
   amortization                                  (80,846)     (79,424)
                                               ---------    ---------
       Property, plant and equipment, net         49,487       45,677

OTHER ASSETS:
  Franchise rights, net of accumulated
   amortization of $38,630 as of March 31,
   1997 and $37,744 as of December 31, 1996      104,726      105,910
  Goodwill, net of accumulated amortization
   of $1,977 as of March 31, 1997 and $1,874
   as of December 31, 1996                        13,742       13,558
                                               ---------    ---------
        Franchise rights and goodwill            118,468      119,468


  Deferred financing costs, and other assets,
   net of accumulated amortization of $14,033
   as of March 31, 1997 and $13,834 as of
   December 31, 1996                              16,673       16,301
  Deferred tax asset                               3,300        3,725
                                               ---------    ---------
        Total other assets                       138,441      139,494
                                               ---------    ---------
           Total assets                        $ 236,086    $ 231,044
                                               ---------    ---------
                                               ---------    ---------

                      The accompanying notes are an integral part
                         of these consolidated balance sheets.

             THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS--MARCH 31, 1997 AND DECEMBER 31, 1996
                      (Amounts in Thousands, Except Share Data)






CURRENT LIABILITIES:
  Accounts payable                                       $19,049      $21,289
  Accrued payroll                                          2,112        2,692
  Accrued interest                                         4,785        1,629
  Other accrued liabilities                                2,934        1,392
  Current maturities of long-term debt                    13,008       12,816
                                                        --------     --------
    Total current liabilities                             41,888       39,818
                                                        --------     --------

LONG-TERM DEBT, net of current maturities                239,924      238,027

OTHER LIABILITIES                                         13,510       13,326

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $.10 par value; 250,000 shares
   authorized: 100,000 shares issued and outstanding          10           10

  Additional paid-in capital                              26,223       26,223

  Retained deficit                                       (85,469)     (86,360)
                                                        --------     --------

    Total stockholder's equity                           (59,236)     (60,127)
                                                        --------     --------

      Total liabilities and stockholder's equity        $236,086     $231,044
                                                        --------     --------
                                                        --------     --------





   The accompanying notes are an integral part of these consolidated balance sheets.

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME

             FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996
                          (Amounts in Thousands)


                                                          1997         1996
                                                         -------      -------

NET REVENUES                                             $58,669      $56,795

COSTS AND EXPENSES:
  Cost of goods sold (exclusive of
  depreciation shown below)                               28,881       29,268
  Selling, general and administrative                     20,005       17,873
  Depreciation and amortization                            3,480        3,275
                                                         -------      -------
                                                          52,366       50,416
                                                         -------      -------

    Operating income                                       6,303        6,379

INTEREST:
    Interest on debt                                      (5,028)      (5,235)
    Deferred financing cost                                 (146)        (155)
    Interest income                                           51           50
                                                         -------      -------
                                                          (5,123)      (5,340)

  Equity in earnings of unconsolidated subsidiary            379          966
                                                         -------      -------

    Income before income taxes                             1,559        2,005

  Provision for income taxes                                (668)        (280)
                                                         -------      -------

      Net income                                             891        1,725
                                                         -------      -------
                                                         -------      -------



         The accompanying notes are an integral part of these consolidated statements.

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                            (Amounts in Thousands)



                                                           1997         1996
                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   891      $ 1,725
  Adjustments to reconcile net income to net
   cash provided  by operating activities-
    Depreciation and amortization                          3,480        3,275
    Deferred tax provision                                   368          155
    Amortization of deferred financing costs                 146          155
    Deferred compensation                                    398          394
    Earnings of unconsolidated subsidiary                   (379)        (966)
    Change in assets and liabilities:
      Receivables                                         (2,315)        (394)
      Inventories                                         (1,359)      (3,262)
      Prepaid expenses and other                             616       (1,103)
      Payables                                            (2,240)       2,895
      Accrued expenses                                     4,118        2,244
                                                         -------      -------
      Net cash provided by operating activities            3,724        5,118
                                                         -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net         (6,058)      (3,971)
  Other noncurrent assets aquired                           (309)         (65)
                                                         -------      -------
      Net cash used by investing activities               (6,367)      (4,036)
                                                         -------      -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net  borrowings under revolving
   credit facility                                         5,300          950
  Payments on long-term debt                              (3,425)      (2,384)
                                                         -------      -------
      Net cash provided (used) by financing activities     1,875       (1,434)
                                                         -------      -------


NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                               (768)         (352)

CASH AND CASH EQUIVALENTS, beginning of period            3,182         3,053
CASH AND CASH EQUIVALENTS, end of period                 $2,414        $2,701
                                                         -------      -------
                                                         -------      -------


     The accompanying notes are an integral part of these consolidated statements.

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1997 AND 1996


(1) BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements of The Coca-Cola Bottling Group (Southwest) Inc., a Nevada corporation (the "Company") and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect, in the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of financial position, results of operations, and changes in cash flows at March 31, 1997 and for all periods presented. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company included in Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.


(2) INVENTORIES:

         Inventories consist of the following (in thousands):

                                Mar. 31,    Dec. 31,
                                 1997         1996
                                -------     ------
Raw materials                   $ 2,752     $1,991
Repair parts and supplies           125        513
Finished goods                    8,263      7,339
                                -------     ------
                                $11,140     $9,843
                                -------     ------
                                -------     ------

(3) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

         Summarized financial information for Texas Bottling Group, Inc. ("TBG") as of March 31, 1997 and December 31, 1996, is as follows (in thousands):

                                            Mar. 31      Dec. 31
                                              1997         1996
                                           --------     --------
    Current assets                         $ 49,959     $ 45,735
    Noncurrent assets                       211,739      210,388
    Current liabilities                      40,971       39,433
    Long-term debt                          204,750      203,000
    Other liabilities                         5,308        3,864
    Postretirement benefit obligation         6,144        6,157
    Stockholders' equity                      4,525        3,669

    FOR THE THREE MONTH PERIODS
       ENDED MARCH 31, 1997 AND 1996:
                                              1997         1996
                                           --------     --------
         Net sales                         $ 48,847     $ 49,107
         Cost of goods sold                  25,327       26,150
         Net income before income taxes       1,393        2,391

         Net income                             856        1,961


         The Company's equity in 1997 net income resulted in the Company recording income from TBG of $379,000.


(4) INCOME TAXES:

         The Company's provision for income taxes for the periods ended March 31, 1997 and 1996, is as follows (in thousands):

                                            1997     1996
                                            ----     ----
              Current                       $300     $125
              Deferred                       368      155
                                            ----     ----
                                            $668     $280
                                            ----     ----

(5) COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES:

         The Company is a member of a soft drink canning cooperative and owns approximately 4% (qualifying shares) at March 31, 1997. The Company had purchases of $1,231,000 and $394,000 for the periods ended March 31, 1997 and 1996 from this cooperative.

         The Company's transactions with TBG included purchases of approximately $3,003,000 and $3,844,000 and sales of approximately $2,166,000 and $1,639,000 for the periods ended March 31, 1997 and 1996.

         The Company had purchases from Western Container
    Corporation, a plastic bottle manufacturer of which the Company's subsidiaries are shareholders, of $1,352,000 and $2,278,000 for the periods ended March 31, 1997 and 1996.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     NET REVENUES. Net Revenues for the Company increased by 3.3% or approximately $1.9 million to $58.7 million in 1997. Soft drink net revenues increased 1.9% primarily as a result of a 2.3% increase in equivalent case sales in 1997 versus 1996. Net revenues for post-mix as a percentage of total net revenues increased to 11.9% in 1997, as compared to 11.4% in 1996. Net revenues for Automated & Custom Food Services, Inc. increased in 1997 by approximately 4.4% over 1996.

     GROSS PROFIT. Gross Profit increased by 8.2% from $27.5 million to $29.8 million, primarily as a result of the increase in revenues resulting from the increase in equivalent case sales noted above and reductions in raw material costs for PET bottles and sweetener. The reduction in raw material cost accounted for an improvement in gross profit as a percentage of net revenues to 50.8% in 1997 as compared to 48.5% in 1996.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses increased 11.9% or approximately $2.1 million in 1997. Selling, general and administrative expense as a percentage of net revenues increased to 34.1% in 1997 from 31.5% in 1996. A significant increase in expenditures for marketing related items such as display racks, barrels and point-of-sale materials accounted for the largest portion of the increase. These types of expenditures have historically been expensed as incurred although they may benefit sales results in future periods as well as the current period. Higher labor costs associated with increased hiring for certain key sales positions also contributed to the increase.

     OPERATING INCOME. As a result of the above, together with a $0.2 million increase in depreciation and amortization, operating income for the period ended March 31, 1997 decreased to $6.3 million, or 10.7% of net revenue, compared to $6.4 million or 11.2% of net revenue for the same period in 1996.

     INTEREST EXPENSE. Net interest expense decreased by approximately $0.2 million in 1997 due primarily to lower debt levels as a result of scheduled principal payments.

     EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARY. The Company recognized equity in the income of TBG in 1997 of $0.4 million. TBG recorded net income of approximately $0.9 million in 1997 compared to net income of approximately $2.0 million in 1996. TBG's operating income was 26.9% lower in 1997 compared to 1996.


LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1997, cash provided by operating activities was $3.7 million, generated primarily by net income plus depreciation and amortization. Investing activities used $6.4 million primarily for additions to property, plant and equipment while financing activities provided $1.9 million primarily from borrowings under the revolving credit facility to support the increased additions to property, plant and equipment.

     In connection with the 1995 Bank Agreement the Company has entered into an interest rate cap agreement which caps the three month LIBOR rate at 9% on a notional principal amount of $60 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.6 million.

     The Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and adjust the valuation allowance accordingly. At March 31, 1997, the Company recognized provision for income taxes of $0.7 million of which $0.4 million represents deferred taxes.

     The Company's business is subject to seasonality due to the influence of weather conditions on consumer demand for soft drinks, which affects working capital. Sales are stronger in warmer months. The first quarter of operating performance is usually lower than the other three quarters due to the winter weather, primarily in the months of January and February.

                                   PART II
                              OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a) Exhibits

        None.

    (b) Reports on Form 8-K

    (1) A current report on Form 8-K was filed with the Securities and Exchange Commission on April 1, 1997 reporting changes in beneficial ownership of Class A Common Stock of CCBG Corporation, the parent of the Registrant resulting from transactions dated March 21, 1997.

    (2) A current report on Form 8-K was filed with the Securities and Exchange Commission on April 11, 1997 reporting a change in beneficial ownership of 3800 shares of the Class A Common Stock of CCBG Corporation, the parent of the Registrant, resulting from the change of co-trustees for a trust effective March 21, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  The Coca-Cola Bottling Group (Southwest), Inc. (Registrant)



Date  April 25, 1997              By: /s/ Charles F. Stephenson
                                      ------------------------------------
                                      Charles F. Stephenson
                                      President and Chief Financial
                                      Officer (duly authorized officer and
                                      Principal Financial Officer)