Form 10-K405/A
period 1996-12-31
COCA COLA BOTTLING GROUP SOUTHWEST INC
filed 1997-05-08
CIK 811615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-K/A

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

                              Date:  May 8, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                         Date
---------                              -----                         ----

/s/ Edmund M. Hoffman          Co-Chairman and Director           May 8, 1997
-----------------------------  (Principal Executive Officer)
Edmund M. Hoffman

/s/ Robert K. Hoffman          Co-Chairman and Director           May 8, 1997
-----------------------------
Robert K. Hoffman

/s/ Charles F. Stephenson      President (Principal Financial     May 8, 1997
-----------------------------  and Accounting Officer)
Charles F. Stephenson

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

 27       Financial Data Schedule

-----------------
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.