Form 10-Q/A
period 1997-03-31
COCA COLA BOTTLING GROUP SOUTHWEST INC
filed 1997-05-08
CIK 811615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q/A

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

        27  Financial Data Schedule

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

                                  The Coca-Cola Bottling Group (Southwest), Inc. (Registrant)


Date  May 8, 1997                 By: /s/ Charles F. Stephenson
                                      ------------------------------------
                                      Charles F. Stephenson
                                      President and Chief Financial
                                      Officer (duly authorized officer and
                                      Principal Financial Officer)