Form 10-Q
period 1997-06-30
COCA COLA BOTTLING GROUP SOUTHWEST INC
filed 1997-08-13
CIK 811615

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1997
                                  -----------------
                                       OR
[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

                         Commission file number  33-69274
                                                ----------

                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                        75-2158578
         ---------------                                  -------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organizatio)                        Identification No.)

                 1999 BRYAN STREET, SUITE 3300, DALLAS, TEXAS  75201
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

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 1, 1997 was $0.00.

    As of August 1, 1997, 100,000 shares of the Company's common stock , par value $.10 per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS--JUNE 30, 1997 AND DECEMBER 31, 1996
                   (Amounts in Thousands, Except Share Data)


                                                         June 30,   December 31,
                                                           1997         1996
                                                         --------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                             $   3,308   $   3,182
  Receivables-
    Trade accounts, net of allowance
     for doubtful accounts of $537 as of
     June 30, 1997 and $540 as of December 31, 1996        20,689      17,782
    Other                                                  11,602       6,818
                                                        ---------   ---------
                                                           32,291      24,600

    Inventories                                            11,170       9,843
    Prepaid expenses and other                              2,301       2,400
    Deferred tax asset                                      6,204       5,848
                                                        ---------   ---------
       Total current assets                                55,274      45,873
                                                        ---------   ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                                      5,780       5,796
  Buildings and improvements                               27,680      28,257
  Vending machines, machinery and equipment                74,265      69,444
  Furniture and fixtures                                    3,404       3,859
  Transportation equipment                                 18,550      17,745
                                                        ---------   ---------
                                                          129,679     125,101
  Less-Accumulated depreciation and amortization          (81,137)    (79,424)
                                                        ---------   ---------
       Property, plant and equipment, net                  48,542      45,677

OTHER ASSETS:
  Franchise rights, net of accumulated
   amortization of $39,526 as of June 30,
   1997 and $37,744 as of December 31, 1996               103,830     105,910
  Goodwill, net of accumulated amortization of $2,079
   as of June 30, 1997 and $1,874 as of
   December 31, 1996                                       13,637      13,558
                                                        ---------   ---------
  Franchise rights and goodwill                           117,467     119,468

  Deferred financing costs, and other assets,
   net of accumulated amortization of $5,260
   as of June 30, 1997 and $13,834 as of
   December 31, 1996                                       17,701      16,301
  Deferred tax asset                                        1,717       3,725
                                                        ---------   ---------
       Total other assets                                 136,885     139,494
                                                        ---------   ---------
           Total assets                                 $ 240,701   $ 231,044
                                                        ---------   ---------
                                                        ---------   ---------

                 The accompanying notes are an integral part of
                      these consolidated balance sheets.

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS--JUNE 30, 1997 AND DECEMBER 31, 1996
               (Amounts in Thousands, Except Share Data)

                                                          June 30,  December 31,
                                                            1997       1996
                                                          --------  ------------
CURRENT LIABILITIES:
    Accounts payable                                      $ 22,532    $ 21,289
    Accrued payroll                                          1,984       2,692
    Accrued interest                                         1,640       1,629
    Other accrued liabilities                                1,678       1,392
    Current maturities of long-term debt                    13,672      12,816
                                                          --------    --------
      Total current liabilities                             41,506      39,818
                                                          --------    --------

LONG-TERM DEBT, net of current maturities                  241,597     238,027

OTHER LIABILITIES                                           12,376      13,326

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
    Common stock, $.10 par value; 250,000 shares
     authorized: 100,000 shares issued and outstanding          10          10
    Additional paid-in capital                              26,223      26,223
    Retained deficit                                       (81,011)    (86,360)
                                                          --------    --------
      Total stockholder's equity                           (54,778)    (60,127)
                                                          --------    --------
        Total liabilities and stockholder's equity        $240,701    $231,044
                                                          --------    --------
                                                          --------    --------



                 The accompanying notes are an integral
               part of these consolidated balance sheets.

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996
                          (Amounts in Thousands)

                                         Three Months Ended      Six Months Ended
                                         ------------------    --------------------
                                           1997       1996       1997        1996
                                         -------    -------    --------    --------
NET REVENUES                             $64,931    $67,164    $123,600    $123,959
                                         -------    -------    --------    --------

COSTS AND EXPENSES:
  Cost of goods sold (exclusive of
   depreciation shown below)              33,837     35,800      62,718      65,068
  Selling, general and administrative     17,828     17,802      37,833      35,675
  Depreciation and amortization            3,854      3,365       7,334       6,640
                                         -------    -------    --------    --------
                                          55,519     56,967     107,885     107,383
                                         -------    -------    --------    --------

    Operating income                       9,412     10,197      15,715      16,576

  INTEREST:
    Interest on debt                      (5,116)    (5,261)    (10,144)    (10,496)
    Deferred financing cost                 (146)      (146)       (292)       (301)
    Interest income                           39         37          90          87
                                         -------    -------    --------    --------
                                          (5,223)    (5,370)    (10,346)    (10,710)

  Equity in earnings of unconsolidated
   subsidiary                              1,453      2,616       1,832       3,582
                                         -------    -------    --------    --------

    Income before income taxes             5,642      7,443       7,201       9,448

  Provision for income taxes              (1,184)      (630)     (1,852)       (910)
                                         -------    -------    --------    --------

    Net Income                             4,458      6,813       5,349       8,538
                                         -------    -------    --------    --------
                                         -------    -------    --------    --------

                The accompanying notes are an integral part
                    of these consolidated statements.

           THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                               (Amounts in Thousands)


                                                             1997       1996
                                                           -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 5,349     $ 8,538
  Ajustments to reconcile net income to net
    cash provided  by operating activities-
      Depreciation and amortization                          7,334       6,640
      Deferred tax provision                                 1,652         660
      Amortization of deferred financing costs                 292         301
      Deferred compensation                                   (520)        790
      Earnings of unconsolidated subsidiary                 (1,832)     (3,582)
      Change in assets and liabilities:
        Receivables                                         (7,691)     (6,933)
        Inventories                                         (1,565)     (3,082)
        Prepaid expenses and other                              99      (1,468)
        Payables                                             1,243       5,545
        Accrued expenses                                      (411)     (1,418)
                                                           -------     -------
        Net cash provided by operating activities            3,950       5,991
                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net           (3,253)     (8,990)
  Other noncurrent assets acquired                            (123)       (164)
                                                           -------     -------
        Net cash used in investing activities               (3,376)     (9,154)
                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving
    credit facility                                          6,350       7,550
  Payments on long-term debt                                (6,798)     (4,074)
                                                           -------     -------
        Net cash provided (used) by financing activities      (448)      3,476
                                                           -------     -------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                  126         313

CASH AND CASH EQUIVALENTS, beginning of period               3,182       3,053
                                                           -------     -------
CASH AND CASH EQUIVALENTS, end of period                   $ 3,308     $ 3,366
                                                           -------     -------
                                                           -------     -------

 The accompanying notes are an integral part of these consolidated statements.

           THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                               (Amounts in Thousands)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCIAL ACTIVITIES:                                                  1997        1996
                                                                       -------     -------
  Purchase of certain vending machines, machinery and transportation
    equipment through issuance of long-term debt                        $4,444      $    -
                                                                        ------      ------
                                                                        ------      ------


















  The accompanying notes are an integral part of these consolidated statements.

           THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996

(1) BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements of The Coca-Cola Bottling Group (Southwest) Inc., a Nevada corporation (the "Company") and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect, in the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of financial position, results of operations, and changes in cash flows at June 30, 1997 and for all periods presented. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company included in Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.


(2) INVENTORIES:

         Inventories consist of the following (in thousands):

                                            June 30,            Dec. 31,
                                              1997                1996
                                            --------           --------

    Raw materials                           $  2,733           $  1,991
    Repair parts and supplies                    194                513
    Finished goods                             8,243              7,339
                                            --------           --------
                                            $ 11,170           $  9,843
                                            --------           --------
                                            --------           --------

(3) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

         Summarized financial information for Texas Bottling Group, Inc. ("TBG") as of June 30, 1997 and December 31, 1996, is as follows (in thousands):

                                             June 30            Dec. 31
                                               1997               1996
                                            ---------          ----------

    Current assets                          $  60,091          $   45,735
    Noncurrent assets                         209,730             210,388
    Current liabilities                        46,522              39,433
    Long-term debt                            204,551             203,000
    Other liabilities                           5,124               3,864
    Postretirement benefit obligation           6,150               6,157
    Stockholders' equity                        7,474               3,669


    FOR THE SIX MONTH PERIODS
       ENDED JUNE 30, 1997 AND 1996:
                                              1997               1996
                                            --------           --------

         Net revenues                       $105,400           $109,070
         Cost of goods sold                   55,855             58,224
         Net income before income taxes        5,909              8,773

         Net income                            3,805              7,273

         The Company's equity in 1997 net income resulted in the Company recording income from TBG of $1,832,000.


(4) INCOME TAXES:

         The Company's provision for income taxes for the six months ended June 30, 1997 and 1996, is as follows (in thousands):

                                         1997          1996
                                        ------        -----
                        Current         $  200        $  250
                        Deferred         1,652           660
                                        ------        -----
                                        $1,852        $  910
                                        ------        -----

(5) COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES:

         The Company is a member of a soft drink canning cooperative and owns approximately 4% (qualifying shares) at June 30, 1997. The Company had purchases of $2,944,000 and $540,000 for the periods ended June 30, 1997 and 1996 from this cooperative.

         The Company's transactions with TBG included purchases of approximately $6,367,000 and $8,376,000 and sales of approximately $6,658,000 and $5,814,000 for the periods ended June 30, 1997 and 1996.

         The Company had purchases from Western Container Corporation, a plastic bottle manufacturer of which the Company's subsidiaries are shareholders, of $2,921,000 and $4,743,000 for the periods ended June 30, 1997 and 1996.

(6) SUBSEQUENT EVENT:

         On August 1, 1997, the Company received a dividend from TBG in the amount of $4.6 million and paid a dividend to the Company's shareholder in the amount of $8.5 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    NET REVENUES. Net Revenues for the Company decreased by 3.3% or approximately $2.2 million to $64.9 million in 1997. Soft drink net revenues decreased 6.4% primarily as a result of a $1.6 million decrease in contract bottling sales in 1997 versus 1996. The Company ceased all its contract bottling operations for private label brands in late 1996. Equivalent case sales decreased 0.8% in 1997 and the net effective selling price per equivalent case decreased 2.8% in 1997 versus 1996. Net revenues for post-mix as a percentage of total net revenues increased to 12.7% in 1997, as compared to 12.4% in 1996. Net revenues for Automated & Custom Food Services, Inc. increased in 1997 by approximately 5.0% over 1996.

    GROSS PROFIT. Gross Profit decreased by 0.9% from $31.4 million to $31.1 million, as reductions in raw material costs for PET bottles and sweetener offset the lower net effective selling price noted above. The reduction in raw material cost accounted for an improvement in gross profit as a percentage of net revenues to 47.9% in 1997 as compared to 46.7% in 1996.

    SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses were flat in 1997. Selling, general and administrative expense as a percentage of net revenues increased to 27.5% in 1997 from 26.5% in 1996. Higher labor costs associated with increased hiring for certain key sales positions as well as increased marketing expenditures were offset by favorable trends in group health plans and refunds relating to prior years workers' compensation insurance premiums.

    OPERATING INCOME. As a result of the above, together with a $0.5 million increase in depreciation and amortization, operating income for the period ended June 30, 1997 decreased to $9.4 million, or 14.5% of net revenue, compared to $10.2 million or 15.2% of net revenue for the same period in 1996.

    INTEREST EXPENSE. Net interest expense decreased by approximately $0.1 million in 1997 due primarily to lower debt levels as a result of scheduled principal payments.

    EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARY. The Company recognized equity in the income of TBG in 1997 of $1.8 million. TBG recorded net income of approximately $2.8 million in 1997 compared to net income of approximately $5.3 million in 1996. TBG's operating income was 17.8% lower in 1997 compared to 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    NET REVENUES. Net Revenues for the Company decreased by 0.3% or approximately $0.4 million to $123.6 million in 1997. Soft drink net revenues decreased 2.6% primarily as a result of a $3.0 million decrease in contract bottling sales in 1997 versus 1996. The Company ceased all its contract bottling operations for private label brands in late 1996. Equivalent case sales increased 0.6% in 1997 and the net effective selling price per equivalent case decreased 0.3% in 1997 versus 1996. Net revenues for post-mix as a percentage of total net revenues increased to 12.3% in 1997, as compared to 12.0% in 1996. Net revenues for Automated & Custom Food Services, Inc. increased in 1997 by approximately 4.7% over 1996.

    GROSS PROFIT. Gross Profit increased by 3.4% from $58.9 million to $60.9 million, primarily as a result of reductions in raw material costs for PET bottles and sweetener. The reduction in raw material cost accounted for an improvement in gross profit as a percentage of net revenues to 49.3% in 1997 as compared to 47.5% in 1996.

    SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses increased 6.0% or approximately $2.2 million in 1997. Selling, general and administrative expense as a percentage of net revenues increased to 30.6% in 1997 from 28.8% in 1996. A significant increase in expenditures for marketing related items such as display racks, barrels and point-of-sale materials accounted for the largest portion of the increase. These types of expenditures have historically been expensed as incurred although they may benefit sales results in future periods as well as the current period. Higher labor costs associated with increased hiring for certain key sales positions also contributed to the increase. These increases were offset by favorable trends in group health plans and refunds relating to prior years workers' compensation insurance premiums.

    OPERATING INCOME. As a result of the above, together with a $0.7 million increase in depreciation and amortization, operating income for the period ended June 30, 1997 decreased to $15.7 million, or 12.7% of net revenue, compared to $16.6 million or 13.4% of net revenue for the same period in 1996.

    INTEREST EXPENSE. Net interest expense decreased by approximately $0.4 million in 1997 due primarily to lower debt levels as a result of scheduled principal payments.

    EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARY. The Company recognized equity in the income of TBG in 1997 of $1.8 million. TBG recorded net income of approximately $3.8 million in 1997 compared to net income of approximately $7.3 million in 1996. TBG's operating income was 16.7% lower in 1997 compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 1997, cash provided by operating activities was $4.0 million, generated primarily by net income plus depreciation and amortization. Investing activities used $3.4 million primarily for additions to property, plant and equipment while financing activities used $0.4 million primarily from payments on long-term debt net of borrowings under the revolving credit facility. Of total additions to property, plant and equipment of $7.7 million, $4.4 million were acquired through the issuance of long-term debt.

    In connection with the 1995 Bank Agreement the Company has entered into an interest rate cap agreement which caps the three month LIBOR rate at 9% on a notional principal amount of $60 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.6 million.

    The Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and adjust the valuation allowance accordingly. At June 30, 1997, the Company recognized provision for income taxes of $1.9 million of which $1.7 million represents deferred taxes.

    On August 1, 1997 the Company received a dividend from TBG in the amount of $4.6 million and paid a dividend to the Company's sole shareholder in the amount of $8.5 million.

                                       PART II
                                  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 30, 1997, the sole shareholder of the Class A Common Stock of the Registrant, by written consent in lieu of the annual meeting, elected Edmund M. Hoffman, Robert K. Hoffman, Robert W. Decherd and Richard Ware II to serve as Directors of the Registrant.

ITEM 5.  OTHER INFORMATION.

    DIVIDEND PAYMENT. On August 1, 1997, the Registrant paid dividends in the aggregate amount of $8.5 million to its shareholders of record on July 18, 1997.

    CHANGE OF CONTROL. CCBG Corporation is the sole shareholder of the Registrant. By an agreement dated August 11, 1997, the Limited Liability Company Agreement of Hoffman Family Investments, L.L.C. (the "Family L.L.C.") has been amended effective March 21, 1997 to add Robert K. Hoffman as a Manager of the Family L.L.C. As a Manager of the Family L.L.C., Robert K. Hoffman has sole voting power and investment power over 15,158 shares of Class A Common Stock of CCBG Corporation held by CCBG Stock Management Limited Partnership (the "Partnership") because the Family L.L.C. is the General Partner of the Partnership. With the addition of the shares held by the Partnership, Robert K. Hoffman is the beneficial owner of 71,200 shares of Class A Common Stock of CCBG Corporation, which is 93.4% of the outstanding voting stock of CCBG Corporation (73.8% of the voting stock after conversion of the outstanding Class B Common Stock, including stock which may be issued pursuant to vested incentive stock options).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    10.1 The Coca-Cola Bottling Group (Southwest), Inc. Management Incentive Plan approved by the Board of Directors of the Registrant June 4, 1997 effective January 1, 1997.

    10.2 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective January 1, 1994, by and between the Registrant and Charles F. Stephenson.

    10.3 Management Incentive Agreement executed June 5, 1997, effective January 1, 1997, by and between The Coca-Cola Bottling Group (Southwest), Inc. and Charles F. Stephenson.

    10.4 Southwest Coca-Cola Bottling Company, Inc. Amendment to Management Incentive Plan adopted by the Board of Directors of Southwest Coca-Cola Bottling Company, Inc. effective June 1, 1997.

    10.5 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective January 1, 1994, entered by and among Southwest Coca-Cola Bottling Company, Inc. and all managers who were participants in the 1994 Management Incentive Plan.

    10.6 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective January 1, 1994 by and between Coca-Cola Bottling Company of the Southwest and E. T. Summers, III.

    10.7 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective January 1, 1994 by and between the Registrant and E. T. Summers, III.

    10.8 Management Incentive Agreement executed June 30, 1997, effective January 1, 1997, entered by and among the Registrant, Texas Bottling Group, Inc., Coca-Cola Bottling Company of the Southwest and E.T. Summers, III.

    27   Financial Data Schedule

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed for the quarter ended June 30, 1997.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Coca-Cola Bottling Group (Southwest), Inc. (Registrant)



Date  AUGUST 12, 1997       By:  /s/ CHARLES F. STEPHENSON
      ---------------            -----------------------------------
                                 Charles F. Stephenson
                                 President and Chief Financial
                                 Officer (duly authorized officer and
                                 Principal Financial Officer)

                              INDEX TO EXHIBITS

Exhibit
  No.                      Description of Exhibit
-------                    ----------------------

 10.1  The Coca-Cola Bottling Group (Southwest), Inc. Management
       Incentive Plan approved by the Board of Directors of the Registrant June 4, 1997 effective January 1, 1997.

 10.2  Amendment Agreement dated June 1, 1997 related to the
       Management Incentive Agreement effective January 1, 1994, by and between the Registrant and Charles F. Stephenson.

 10.3 Management Incentive Agreement executed June 5, 1997, effective January 1, 1997, by and between The Coca-Cola Bottling Group (Southwest), Inc. and Charles F. Stephenson.

 10.4  Southwest Coca-Cola Bottling Company, Inc. Amendment to
       Management Incentive Plan adopted by the Board of Directors of Southwest Coca-Cola Bottling Company, Inc. effective June 1, 1997.

 10.5  Amendment Agreement dated June 1, 1997 related to the
       Management Incentive Agreement effective January 1, 1994, entered by and among Southwest Coca-Cola Bottling Company, Inc. and all managers who were participants in the 1994 Management Incentive Plan.

 10.6  Amendment Agreement dated June 1, 1997 related to the
       Management Incentive Agreement effective January 1, 1994 by and between Coca-Cola Bottling Company of the Southwest and E. T. Summers, III.

 10.7  Amendment Agreement dated June 1, 1997 related to the
       Management Incentive Agreement effective January 1, 1994 by and between the Registrant and E. T. Summers, III.

 10.8 Management Incentive Agreement executed June 30, 1997, effective January 1, 1997, entered by and among the Registrant, Texas Bottling Group, Inc., Coca-Cola Bottling Company of the Southwest and E.T. Summers, III.

 27    Financial Data Schedule