Form 10-Q
period 1997-09-30
COCA COLA BOTTLING GROUP SOUTHWEST INC
filed 1997-11-12
CIK 811615

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                                 ----------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                      Commission file number     33-69274
                                              --------------

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of November 3, 1997 was $0.00.

    As of November 3 1997, 100,000 shares of the Company's Common Stock, par value $.10 per share, were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE:
                                         None

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

         THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                     (Amounts in Thousands Except Share Data)

                                                                September 30,   December 31,
                                                                    1997           1996
                                                                -------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $  5,023       $  3,182
  Receivables-
    Trade accounts, net of allowances
      for doubtful accounts of $548 as of
      September 30, 1997 and $540 as of December 31, 1996           16,465         17,782
    Other                                                           10,729          6,818
                                                                  --------       --------
                                                                    27,194         24,600

  Inventories                                                       11,017          9,843
  Prepaid expenses and other                                         3,285          2,400
  Deferred tax asset                                                 6,428          5,848
                                                                  --------       --------
    Total current assets                                            52,947         45,873
                                                                  --------       --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                                               5,655          5,796
  Buildings and improvements                                        28,316         28,257
  Vending machines, machinery and equipment                         77,810         69,444
  Furniture and fixtures                                             3,594          3,859
  Transportation equipment                                          18,960         17,745
                                                                  --------       --------
                                                                   134,335        125,101
  Less-Accumulated depreciation and amortization                   (83,669)       (79,424)
                                                                  --------       --------
    Property, plant and equipment, net                              50,666         45,677

OTHER ASSETS:
  Franchise rights, net of accumulated
    amortization of $40,439 as of September 30,
    1997 and $37,744 as of December 31, 1996                       103,215        105,910
  Goodwill, net of accumulated amortization of $2,181
    as of September 30, 1997 and $1,874 as of
    December 31, 1996                                               13,250         13,558
                                                                  --------       --------
                                                                   116,465        119,468

  Deferred financing costs, and other assets,
    net of accumulated amortization of $14,423
    as of September 30, 1997 and $13,852 as of December 31, 1996    13,787         16,301
  Net deferred tax asset                                             1,368          3,725
                                                                  --------       --------
  Total other assets                                               131,620        139,494
                                                                  --------       --------
    Total assets                                                  $235,233       $231,044
                                                                  --------       --------
                                                                  --------       --------

               The accompanying notes are an integral part of
                     these consolidated balance sheets.

           THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                       (Amounts in Thousands Except Share Data)


                                                     September 30,  December 31,
                                                         1997           1996
                                                     -------------  ------------

CURRENT LIABILITIES:
  Accounts payable                                     $ 21,802       $ 21,289
  Accrued payroll                                         2,239          2,692
  Accrued interest                                        4,836          1,629
  Other accrued liabilities                               2,042          1,392
  Current maturities of long-term debt                   14,083         12,816
                                                       --------       --------
      Total current liabilities                          45,002         39,818
                                                       --------       --------

LONG-TERM DEBT, net of current maturities               240,957        238,027


OTHER LIABILITIES                                        11,413         13,326


COMMITMENTS AND CONTINGENCIES


STOCKHOLDER'S DEFICIT:
  Common stock, $.10 par value; 250,000 shares
    authorized: 100,000 shares issued and outstanding        10             10
  Additional paid-in capital                             26,223         26,223
  Retained deficit                                      (88,372)       (86,360)
                                                       --------       --------
      Total stockholder's deficit                       (62,139)       (60,127)
                                                       --------       --------
          Total liabilities and stockholder's deficit  $235,233       $231,044
                                                       --------       --------
                                                       --------       --------

                The accompanying notes are an integral part
                     of these consolidated balance sheets.

           THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                (Amounts in Thousands)


                                         Three Months Ended   Nine Months Ended
                                         ------------------  ------------------
                                           1997      1996      1997       1996
                                         -------   -------   --------  --------

NET REVENUES                             $64,387   $63,474   $187,987  $187,433
                                         -------   -------   --------  --------
COSTS AND EXPENSES:
  Cost of goods sold (exclusive of
    depreciation shown below)             34,767    33,548     97,485    98,616
  Selling, general and administrative     19,915    18,073     57,748    53,748
  Depreciation and amortization            3,964     3,519     11,298    10,159
                                         -------   -------   --------  --------
                                          58,646    55,140    166,531   162,523
                                         -------   -------   --------  --------

      Operating income                     5,741     8,334     21,456    24,910

INTEREST:
  Interest on debt                        (5,163)   (5,299)   (15,307)  (15,795)
  Deferred financing cost                   (146)     (146)      (438)     (447)
  Interest income                             33        43        123       130
                                         -------   -------   --------  --------
                                          (5,276)   (5,402)   (15,622)  (16,112)

  Equity in earnings of unconsolidated
    subsidiary                               799     2,508      2,631     6,090
                                         -------   -------   --------  --------
    Income before income taxes             1,264     5,440      8,465    14,888

  Provision for income taxes                (125)     (690)    (1,977)   (1,600)
                                         -------   -------   --------  --------
        Net income                         1,139     4,750      6,488    13,288
                                         -------   -------   --------  --------
                                         -------   -------   --------  --------

                The accompanying notes are an integral part
                     of these consolidated statements.

         THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                             (Amounts in Thousands)


                                                              1997      1996
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  6,488   $ 13,288
  Ajustments to reconcile net income to net
    cash provided  by operating activities-
      Depreciation and amortization                          11,298     10,159
      Deferred tax provision                                  1,777        950
      Amortization of deferred financing costs                  438        447
      Deferred compensation                                   1,193      1,185
      Earnings of unconsolidated subsidiary                  (2,631)    (6,090)
      Change in assets and liabilities:
        Receivables                                          (2,594)    (2,362)
        Inventories                                          (1,174)    (1,367)
        Prepaid expenses and other                             (885)    (1,378)
        Payables                                              1,659      7,383
        Accrued expenses                                       (848)       358
                                                           --------   --------
        Net cash provided by operating activities            14,721     22,573
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net           (12,519)   (10,522)
  Other noncurrent assets acquired                             (688)    (2,942)
  Dividends received                                          4,630      4,137
                                                           --------   --------
        Net cash used in investing activities                (8,577)    (9,327)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving
    credit facility                                           6,950      3,300
  Issuance of long-term debt                                  7,064       -
  Payments on long-term debt                                 (9,817)    (6,983)
  Dividends paid                                             (8,500)    (6,350)
                                                           --------   --------
        Net cash used by financing activities                (4,303)   (10,033)
                                                           --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     1,841      3,213

CASH AND CASH EQUIVALENTS, beginning of period                3,182      3,053
                                                           --------   --------
CASH AND CASH EQUIVALENTS, end of period                   $  5,023   $  6,266
                                                           --------   --------
                                                           --------   --------


                 The accompanying notes are an integral part
                       of these consolidated statements.

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1997 AND 1996

(1) BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements of The Coca-Cola Bottling Group (Southwest) Inc., a Nevada corporation (the "Company") and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect, in the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of financial position, results of operations, and changes in cash flows at September 30, 1997 and for all periods presented. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company included in Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.


(2) INVENTORIES:

         Inventories consist of the following (in thousands):

                                    Sept. 30,     Dec. 31,
                                      1997         1996
                                    ---------     --------

    Raw materials                   $  2,805      $ 1,991
    Repair parts and supplies            143          513
    Finished goods                     8,069        7,339
                                    --------      -------
                                    $ 11,017      $ 9,843
                                    --------      -------
                                    --------      -------

(3) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

         Summarized financial information for Texas Bottling Group, Inc. ("TBG") as of September 30, 1997 and December 31, 1996, is as follows (in thousands):

                                              Sept. 30      Dec. 31
                                                1997         1996
                                             ---------    ---------

    Current assets                           $  50,174    $  45,735
    Noncurrent assets                          209,181      210,388
    Current liabilities                         39,700       39,433
    Long-term debt                             207,465      203,000
    Other liabilities                            6,369        3,864
    Postretirement benefit obligation            6,124        6,157
    Stockholders' equity (deficit)                (303)       3,669


    FOR THE NINE MONTH PERIODS
       ENDED SEPTEMBER 30, 1997 AND 1996:
                                                1997         1996
                                             ---------    ---------

         Net revenues                        $ 163,762    $ 169,263
         Cost of goods sold                     87,540       90,763
         Net income before income taxes          8,440       15,065

         Net income                              5,428       12,365

         The Company's equity in 1997 net income resulted in the Company recording income from TBG of $2.6 million.


(4) INCOME TAXES:

         The Company's provision for income taxes for the nine months ended September 30, 1997 and 1996, is as follows (in thousands):

                                       1997           1996
                                     -------        -------

                        Current      $   200        $   650
                        Deferred       1,777            950
                                     -------        -------
                                     $ 1,977        $ 1,600
                                     -------        -------

(5) COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES:

         The Company is a member of a soft drink canning cooperative and owns approximately 4% (qualifying shares) at September 30, 1997. The Company had purchases of $4,764,000 and $2,020,000 for the periods ended September 30, 1997 and 1996 from this cooperative.

         The Company's transactions with TBG included purchases of approximately $10,166,000 and $11,796,000 and sales of approximately $10,462,000 and $9,730,000 for the periods ended September 30, 1997 and 1996.

         The Company had purchases from Western Container Corporation, a plastic bottle manufacturer of which the Company's subsidiaries are shareholders, of $4,698,000 and $6,847,000 for the periods ended September 30, 1997 and 1996.

         On August 1, 1997, the Company received a dividend from TBG in the amount of $4,629,876 million and paid a dividend to the Company's shareholder in the amount of $8,500,000 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    NET REVENUES. Net revenues for the Company increased by 1.4% or approximately $0.9 million to $64.4 million in 1997. Soft drink net revenues decreased 0.1% primarily as a result of a $0.8 million decrease in contract bottling sales in 1997 versus 1996. The Company ceased all its contract bottling operations for private label brands in late 1996. Equivalent case sales increased 5.9% in 1997 however, the net effective selling price per equivalent case decreased 5.5% in 1997 versus 1996. Net revenues for post-mix as a percentage of total net revenues increased to 14.0% in 1997, as compared to 13.0% in 1996. Net revenues for Automated & Custom Food Services, Inc. increased in 1997 by approximately 7.4% over 1996.

    GROSS PROFIT. Gross profit decreased by 1.0% from $29.9 million to $29.6 million, as reductions in raw material costs for PET bottles and sweetener somewhat offset the lower net effective selling price noted above. Gross profit as a percentage of net revenues decreased to 46.0% in 1997 as compared to 47.1% in 1996 due to the lower net effective selling price and the increased revenues in lower margin items such as post-mix and food service.

    SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses increased 10.2% or approximately $1.8 million in 1997. Selling, general and administrative expenses as a percentage of net revenues increased to 30.9% in 1997 from 28.5% in 1996. Higher labor costs associated with increased hiring for certain key sales positions as well as a significant increase in marketing expenditures for items such as display racks, barrels and point-of-sale materials accounted for most of the increase.

    OPERATING INCOME. As a result of the above, together with a $0.4 million increase in depreciation and amortization, operating income for the period ended September 30, 1997 decreased to $5.7 million, or 8.9% of net revenue, compared to $8.3 million or 13.1% of net revenue for the same period in 1996.

    INTEREST EXPENSE. Net interest expense decreased by approximately $0.1 million in 1997 due primarily to lower debt levels as a result of scheduled principal payments.

    EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARY. The Company recognized equity in the income of TBG in 1997 of $0.8 million. TBG recorded net income of approximately $1.6 million in 1997 compared to net income of approximately $5.1 million in 1996. TBG's operating income was 34.9% lower in 1997 compared to 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    NET REVENUES. Net Revenues for the Company increased by 0.3% or approximately $0.6 million to $188.0 million in 1997. Soft drink net revenues decreased 1.8% primarily as a result of a $3.8 million decrease in contract bottling sales in 1997 versus 1996. The Company ceased all its contract bottling operations for private label brands in late 1996. Equivalent case sales increased 2.4% in 1997 however, the net effective selling price per equivalent case decreased 2.1% in 1997 versus 1996. Net revenues for post-mix as a percentage of total net revenues increased to 12.9% in 1997, as compared to 12.3% in 1996. Net revenues for Automated & Custom Food Services, Inc. increased in 1997 by approximately 5.6% over 1996.

    GROSS PROFIT. Gross Profit increased by 1.9% from $88.8 million to $90.5 million, primarily as a result of reductions in raw material costs for PET bottles and sweetener. The reduction in raw material cost accounted for an improvement in gross profit as a percentage of net revenues to 48.1% in 1997 as compared to 47.4% in 1996.

    SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses increased 7.4% or approximately $4.0 million in 1997. Selling, general and administrative expense as a percentage of net revenues increased to 30.7% in 1997 from 28.7% in 1996. A significant increase in expenditures for marketing related items such as display racks, barrels and point-of-sale materials accounted for the largest portion of the increase. These types of expenditures have historically been expensed as incurred although they may benefit sales results in future periods as well as the current period. Higher labor costs associated with increased hiring for certain key sales positions also contributed to the increase. These increases were offset by favorable trends in group health plans and refunds relating to prior years workers' compensation insurance premiums.

    OPERATING INCOME. As a result of the above, together with a $1.1 million increase in depreciation and amortization, operating income for the period ended September 30, 1997 decreased to $21.5 million, or 11.4% of net revenue, compared to $24.9 million or 13.3% of net revenue for the same period in 1996.

    INTEREST EXPENSE. Net interest expense decreased by approximately $0.5 million in 1997 due primarily to lower debt levels as a result of scheduled principal payments.

    EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARY. The Company recognized equity in the income of TBG in 1997 of $2.6 million. TBG recorded net income of approximately $5.4 million in 1997 compared to net income of approximately $12.4 million in 1996. TBG's operating income was 23.6% lower in 1997 compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 1997, cash provided by operating activities was $14.7 million, generated primarily by net income plus depreciation and amortization. Investing activities used $1.5 million primarily for additions to property, plant and equipment, net of dividend received from TBG of $4.6 million while financing activities used $11.4 million primarily from payments on long-term debt net of borrowings under the revolving credit facility as well as a dividend of $8.5 million to the Company's shareholder. Of total additions to property, plant and equipment of $12.5 million, $7.1 million were acquired through the issuance of long-term debt.

    In connection with the 1995 Bank Agreement the Company has entered into an interest rate cap agreement which caps the three month LIBOR rate at 9% on a notional principal amount of $60 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.6 million.

     At September 30, 1997, the Company recognized provision for income taxes of $2.0 million of which $1.8 million represents deferred taxes.

    On August 1, 1997 the Company received a dividend from TBG in the amount of $4.6 million and paid a dividend to the Company's sole shareholder in the amount of $8.5 million.

                                   PART II
                              OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 30, 1997, the sole shareholder of the Registrant, by written consent in lieu of the annual meeting, elected Edmund M. Hoffman and Robert
K. Hoffman to serve as Directors of the Registrant. On May 30, 1997, the holders of the Class A Common Stock of CCBG Corporation elected Edmund M. Hoffman, Robert K. Hoffman, Robert W. Decherd and Richard Ware II to serve as Directors of CCBG Corporation, the sole shareholder of the Registrant. This information amends and corrects Item 4 in the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed for the quarter ended September 30, 1997.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 The Coca-Cola Bottling Group (Southwest), Inc. (Registrant)



Date  November 12, 1997          By: /s/ Charles F. Stephenson
     -------------------            ----------------------------------
                                    Charles F. Stephenson
                                    President and Chief Financial
                                    Officer (duly authorized officer and
                                    Principal Financial Officer)