Form 10-K
period 1997-12-31
COCA COLA BOTTLING GROUP SOUTHWEST INC
filed 1998-03-31
CIK 811615

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1997
                               ---------------------

                                      OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

                       Commission file number 33-69274
                                              --------

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


               1999 BRYAN STREET, SUITE 3300, DALLAS, TEXAS 75201 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (214) 969-1910

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to
Section 12(g) of the Act:               9% SENIOR SUBORDINATED NOTES
                                        DUE 2003
                                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ----   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                         ---
     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 1998 was $0.00.

     As of March 1, 1998, 100,000 shares of the Company's Common Stock, par value $.10 per share, were outstanding.

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

                              CORPORATE STRUCTURE

                        -------------------------------
                               CCBG Corporation
                                  ("Parent")
                        -------------------------------
                                       |
                                       |
                                       |
                        -------------------------------
                         The Coco-Cola Bottling Group
                               (Southwest), Inc
                                 ("CCB GROUP")
                        -------------------------------
                                       |
                                       |
                                       |
                                       |
                                       |
                                ---------------
                                | 49% Equity  |
                                | 100% Voting |
                       |           ------------------------------
                       |             Texas Bottling Group, Inc.
                       |                (the "Company")
                       |           ------------------------------
                       |
                       |
                       |

                       |
----------------------------       ------------------------------
 Southwest Coca-Cola                 Coca-Cola Bottling Company
Bottling Company, Inc.                            of
 ("Southwest Coke")                         the Southwest
                                         ("San Antonio Coke")
----------------------------       ------------------------------

_____________ Consolidated

 ............. Unconsolidated

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

     On June 25, 1994, Dani acquired the assets of a catering and hospitality management business in the Dallas, Texas area. The Company plans to either sell or cease operations at Dani in 1998. Accordingly, results of operations and costs expected to be incurred in ceasing such operations have been classified as loss from discontinued operations.

     The Company is a Nevada corporation originally organized under Texas law in 1972. Its executive offices are located at 1999 Bryan Street, Suite 3300, Dallas, Texas, 75201, and its telephone number is (214) 969-1910.

INDUSTRY OVERVIEW

     Carbonated soft drinks are the most consumed beverages in the United States, ahead of tap and bottled water, coffee and beer. Industry retail sales volume for 1996 is estimated to have been slightly under $54 billion, which is believed to be approximately 28.8% of the beverage market based on consumption. Per capita consumption of soft drinks is estimated to have been
52.5 gallons in 1996, as compared to 41.5 gallons in 1986, representing a compound annual increase of 2.4% since 1986. The only other segment of the beverage market in which per capita consumption has shown any significant increase since 1986 is bottled water, although its share of the beverage market is estimated to have been only 6.1% in 1996. The following table shows the per capita consumption in gallons, market share and compound growth rate for products in the U.S. beverage market since 1986, according to information recently compiled and revised by an industry trade magazine:

                                                                              Compounded
                                                                              Rate Change
                                      1986                   1996            1986  - 1996
                               ----------------       -----------------      ------------
                               Gal. per    % of       Gal. per    % of         Gal. per
                                Capita      Mkt.       Capita      Mkt.         Capita
                               --------    -----      --------    -----        --------
 Carbonated Soft Drinks          41.5      22.7%        52.5      28.8%           2.4%

 Beer                            24.2      13.3         22.1      12.1           (0.9)

 Coffee                          27.1      14.9         20.4      11.2           (2.8)

 Milk                            19.9      10.9         18.6      10.2           (0.7)

 Juices & Powders                13.5       7.4         13.6       7.5            0.1

 Tea                              7.3       4.0          7.0       3.8           (0.4)

 Bottled Water                    5.0       2.7         11.1       6.1            8.2

 Wine and Distilled Spirits       4.1       2.2          3.0       1.6           (3.1)
 All other (including tap        39.9      21.9         34.2      18.7           (1.5)
 water)
                                -----     -----        -----     -----
     Total                      182.5     100.0%       182.5     100.0%
                                -----     -----        -----     -----
                                -----     -----        -----     -----

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

     During 1996, products of The Coca-Cola Company accounted for 43.1% of national soft drink sales in the United States, followed by products of PepsiCo, Inc. with 31.0% of sales. Dr Pepper Company branded products accounted for 7.5% of national soft drink sales in 1996. Of national sales of diet soft drinks in 1996, products of The Coca-Cola Company accounted for 49.2%, products of PepsiCo, Inc. accounted for 32.2% and Dr Pepper Company brands accounted for 4.2%. Supermarkets and other retail "home market" accounts, including grocery stores, convenience stores, mass-merchandisers, drug stores, liquor stores and other similar retail outlets, remain the predominant distribution channels, followed by on-premise consumption (fountain) volume and "single drink" sales, primarily through vending machines.

SOFT DRINK PRODUCTS

     Carbonated soft drink products of The Coca-Cola Company produced and distributed by Southwest Coke include Coca-Cola Classic, diet Coke, Cherry Coke, diet Cherry Coke, TAB, Sprite, diet Sprite, Mr. PiBB, Minute Maid orange soda, Fresca, Barq's, Surge, Citra and other brands. Non-carbonated products of The Coca-Cola Company distributed by Southwest Coke include PowerAde, Nestea, Fruitopia and Minute Maid Juices to Go. Southwest Coke also produces and distributes products of Dr Pepper Company in most of its territories other than in and around Abilene, Midland-Odessa and Wichita Falls, Texas. Various other products, including Canada Dry mixers, Squirt, Big Red and Evian water, are produced and/or distributed in various parts of Southwest Coke's territories under franchise agreements with the companies that own the trademarks and supply the concentrates or finished products for those beverages. San Antonio Coke generally produces and distributes the same brands of soft drinks as Southwest Coke. San Antonio Coke also produces and distributes its own proprietary label products.

     The following table sets forth Southwest Coke's and San Antonio Coke's total equivalent case sales of The Coca-Cola Company and Dr Pepper Company products as a percentage of each company's total soft drink equivalent case sales:


                         SOUTHWEST COKE          SAN ANTONIO COKE
                         --------------          ----------------

                        The                      The
                     Coca-Cola                Coca-Cola
      Year            Company     Dr Pepper    Company    Dr Pepper
      ----           ---------    ---------   ---------   ---------
      1995              69%          20%         73%         19%
      1996              75%          21%         75%         19%
      1997              76%          22%         77%         21%

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

SOFT DRINK MARKETING

     During 1997, approximately 83% of Southwest Coke's and 86% of San Antonio Coke's total equivalent case sales of soft drink products were sold to the "home market" through supermarkets, grocery stores, convenience stores, mass-merchandisers, drug stores, liquor stores and other similar retail outlets. The remaining soft drink equivalent case sales were made to the "single drink" market, which consists primarily of sales for immediate consumption through various types of vending machines owned by Southwest Coke, San Antonio Coke, retail outlets or third-party vending companies. Southwest Coke and San Antonio Coke maintain approximately 254 and 261 routes, respectively, for which the route drivers are primarily responsible for marketing, servicing and delivering products to retail and vending machine accounts. Advance sales also are made by sales persons who both call on and make telephone solicitations to accounts, which are then serviced and delivered by route drivers and merchandisers.

     Southwest Coke and San Antonio Coke sell soft drink products in a variety of returnable glass and non-returnable glass and plastic bottles and in cans in proportions varying from territory to territory. Within a single geographic territory, there may be as many as 13 different packages for Coca-Cola products, in addition to pre-mix containers and post-mix syrup packages.

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

     Approximately 23% of the Company's 1997 net revenues were derived from its five largest customers, all of which were either chain supermarkets, chain convenience stores or wholesale clubs. No single customer accounted for more than 10% of net revenues during 1997.

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

     Southwest Coke and San Antonio Coke purchase substantially all of their empty plastic bottles (in sizes ranging from twenty ounces to three liters) from Western Container Corporation ("Western Container"), a plastic bottle manufacturing cooperative owned by certain bottlers of Coca-Cola, of which both Southwest Coke and San Antonio Coke are members and collectively own 42.2%. During 1993, Southwest Coke and San Antonio Coke each entered into five-year supply agreements with Western Container. The agreements require Southwest Coke and San Antonio Coke to pay a maximum amount per calendar quarter of $102,218 and $232,704, respectively, reduced by $10 per 1,000 contour style and sixteen-ounce, twenty-ounce and one-liter generic style plastic bottles purchased during the same calendar quarter. At the end of each successive four quarters, the credit due Southwest Coke or San Antonio Coke is determined on a twelve-month basis, and in the event the quantities purchased exceed the volume required to eliminate the obligation to make quarterly payments during the twelve-month period, any payments made under the contract during such period are refunded. Applicable purchases from Western Container in 1997 by each of Southwest Coke and San Antonio Coke exceeded the minimum purchase requirements necessary to eliminate payments under each respective contract.

FOOD SERVICE OPERATIONS

     Food service operations are conducted by each of Southwest Coke and San Antonio Coke in their soft drink franchise territories and, in addition, by ACFS and Dani in North and East Texas. The food service operations of Southwest Coke are conducted under the trade name "Refreshments Vending," while the food service operations of San Antonio Coke are conducted under the trade name "Snappy Snack." Food service items are sold primarily through soft drink and other vending machines, but distribution is also made through speed lines (limited item self-serve cafeteria format), cafeterias, office coffee services and catering services. These operations supply a complete line of hot and cold food products, as well as soft drinks, to a variety of locations, including industrial plants, offices, hospitals, schools and government installations.

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

     Bills are considered from time to time in various state legislatures which would prohibit the sale of beverages unless a deposit is made for the containers. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in non-returnable containers as a means of encouraging the use of returnable containers. In addition, various bills have been proposed and are currently under consideration by Congress and various state legislatures which would require consumers to make a deposit upon the purchase of beverages sold in non-returnable containers. No such legislation is currently in effect and, to the knowledge of management of the Company, none is currently under consideration in state legislatures in any territories served by Southwest Coke or San Antonio Coke.

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

EMPLOYEES

     As of December 31, 1997: (i) the Company had 15 full-time employees, all of whom were administrative employees; (ii) Southwest Coke had 1,151 full-time employees, of whom 110 were administrative employees, 345 were production, warehouse and transportation employees and 696 were sales, marketing and distribution employees; (iii) San Antonio Coke had 1,285 full-time employees, of whom 119 were administrative employees, 330 were production, warehouse and transportation employees and 836 were sales, marketing and distribution employees; (iv) ACFS had 258 full-time employees, of whom 23 were administrative employees, 66 were production, warehouse and transportation employees and 169 were sales, marketing and distribution employees; and (v) Dani had 87 full-time employees involved in its catering operations. TBG has no employees, although 15 administrative employees of the Company provide management services to TBG for which TBG pays a management fee which in 1997 totaled $0.7 million. None of the employees of the Company, TBG and their subsidiaries is covered currently by a collective bargaining agreement. Management of the Company believes that employee relations are satisfactory.

ITEM 2.     PROPERTIES

     The principal properties of Southwest Coke, San Antonio Coke and ACFS include production facilities, sales and distribution centers and administrative offices. All real properties material to their operations are owned.

     As of December 31, 1997, Southwest Coke operated 23 soft drink facilities, including one administrative office, one production facility and 21 distribution facilities. One of the facilities of Southwest Coke has been mortgaged to secure debt of Southwest Coke in the aggregate principal amount, as of December 31, 1997, of approximately $8,000. One of the distribution facilities of Southwest Coke is leased and the rest are owned.

     As of December 31, 1997, San Antonio Coke operated seven soft drink facilities, including one production facility, one combination production and distribution facility and five distribution facilities. Two of the facilities of San Antonio Coke are leased and the rest are owned.

     As of December 31, 1997, ACFS operated four distribution facilities, two of which were leased, and operated one leased machine service facility, while Dani operated two leased facilities. The headquarters office of the Company is in a leased facility.

     Management of the Company believes its production and distribution facilities are all in good condition, are adequate for the Company's operations as presently conducted, and provide sufficient capacity for increased manufacturing and distribution in the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

     The Company, Southwest Coke and its subsidiaries, TBG and San Antonio Coke are defendants in a number of lawsuits which have arisen from the normal operations of their businesses and involve alleged injuries from vehicle and other accidents, work-related accidents, package failure and foreign matter in bottles or cans, trade credit or employment-related claims. These matters are defended by various insurance carriers or are otherwise so limited in exposure that the risk of loss in these matters is not material.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

                                       PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     There is no established public trading market for the Company's Common Stock. As of March 1, 1998, the Company had outstanding 100,000 shares of its Common Stock held by one stockholder.

     Holders of Common Stock are entitled to share ratably in dividends, if and when declared by the Company's Board of Directors. The Company's credit agreement with its principal lenders and the Indenture pursuant to which the Company issued its 9% Senior Subordinated Notes Due 2003 restrict the amount of dividends that may be paid.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected consolidated income statement and balance sheet data for the years ended December 31, 1993 through December 31, 1997 have been derived from the Company's Consolidated Financial Statements. The information set forth below is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. In 1997, the Company reached a decision to cease operation of Dani during 1998. The Company will attempt to sell the remaining Dani assets and accordingly the information presented below has been restated to reflect the results of Dani as a discontinued operation for all periods presented.

                                                                             Years Ended December 31,
                                                     -----------------------------------------------------------------------
                                                        1993          1994              1995          1996           1997
                                                     ----------    ----------        ----------    ----------     ----------
                                                                                   (in thousands)
 OPERATING DATA:
    Net revenues . . . . . . . . . . . . . . . . . .  $200,551      $222,666          $233,395      $243,857       $244,964
    Gross profit . . . . . . . . . . . . . . . . . .    96,476       105,622           108,378       117,398        118,535
    Operating income . . . . . . . . . . . . . . . .    27,945        30,395            31,656        32,960         28,095
    Total interest expense . . . . . . . . . . . . .    29,078        28,925            23,880        21,417         20,968
    Equity in earnings of unconsolidated
      subsidiary . . . . . . . . . . . . . . . . . .        --            --             5,311         7,531          3,379
    Income (loss) from continuing operations
       before income taxes   . . . . . . . . . . . .    (1,133)        1,470            13,087        19,074         10,506
    Income (loss) before extraordinary item  . . . .    (1,133)        1,194            22,770        15,448          6,588
    Net income (loss)  . . . . . . . . . . . . . . .    (7,522)        1,194            21,983        15,448          6,588
 OTHER DATA:
    EBITDA (a) . . . . . . . . . . . . . . . . . . .    39,410        42,662            44,662        47,547         44,403
    Depreciation . . . . . . . . . . . . . . . . . .     6,276         6,775             7,147         8,198         10,350
    Amortization of intangible assets  . . . . . . .     5,104         5,227             5,300         5,694          5,218
    Interest rate swap . . . . . . . . . . . . . . .        --         3,854                --            --             --
    Amortization of debt issuance costs  . . . . . .     1,355         1,278             1,222           593            583
    Capital expenditures . . . . . . . . . . . . . .     7,727         7,742             8,111        12,573        15,553
    Cash flows provided by (used for):
       Operating activities  . . . . . . . . . . . .     9,071        13,285            23,189        28,003         19,401
       Investing activities  . . . . . . . . . . . .   (21,382)       (8,113)           (4,969)      (10,519)       (11,831)
       Financing activities  . . . . . . . . . . . .    13,431        (6,217)          (18,249)      (17,419)        (7,473)
    Ratio of earnings to fixed charges . . . . . . .      0.96          1.05              1.33          1.54           1.34

                                                                                   At December 31,
                                                     -----------------------------------------------------------------------
                                                        1993          1994              1995          1996           1997
                                                     ----------    ----------        ----------    ----------     ----------
                                                                                   (in thousands)
   Balance Sheet Data:
    Working capital  . . . . . . . . . . . . . . . . $    7,425     $(58,128)        $  (1,725)    $    4,869      $ 19,084
    Total assets . . . . . . . . . . . . . . . . . .    217,456      214,912           224,444        230,649       228,637
    Long-term debt, less current maturities  . . . .    271,157      198,753           246,243        238,027       251,529
    Stockholder's equity (deficit) . . . . . . . . .    (88,097)     (86,903)          (69,225)       (60,127)      (62,039)

--------------
     (a) "EBITDA" represents, for any relevant period, income (loss) before discontinued operations and extraordinary item plus interest, taxes, depreciation, amortization of intangible assets, amortization of other assets, gain or loss on sale of assets and other non-cash expenses. EBITDA should not be construed to be an alternative to operating income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance. EBITDA is included because it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness. EBITDA is not intended as an alternative to or a better indicator of liquidity than cash flow from operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prior year financial statements have been reclassified for consistency with the current year. In addition, the discussion presented below reflects the restatement of financial statements brought about by the treatment of the results of operations of Dani as discontinued operations.

     Unit growth of soft drink sales is measured in equivalent case sales which convert all wholesale bottle, can and pre-mix unit sales into a value of equivalent cases of 192 ounces each. Unit sales of post-mix (12.9% of the Company's net revenues) and contract bottling are not generally included in discussions concerning unit sales volume as post-mix sales are essentially sales of syrup and not of packaged products, and contract bottling is done as capacity permits and does not represent branded products for the franchised territory. Net revenues and gross profit for contract bottling are not significant in relation to overall net revenues and gross profit for the Company. However, all references to net revenues and gross profit include volumes for post-mix and contract sales.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     NET REVENUES. Net revenues for the Company increased 0.4% or $1.1 million to $245.0 million in 1997. Soft drink net revenues decreased 0.4% in 1997 from 1996 primarily as a result of a $4.5 million decrease in contract bottling. The Company ceased all its contract bottling operations for private label brands in late 1996. Equivalent case sales increased 3.2% in 1997, however, the net effective selling price per equivalent case decreased 2.6% in 1997 from 1996. Net revenues for post-mix as a percentage of total net revenues increased to 12.9% in 1997, as compared to 12.4% in 1996. Net revenues for ACFS accounted for approximately 13.1% of total net revenue in 1997.

     GROSS PROFIT. Gross profit increased by 1% from $117.4 million to $118.5 million, primarily as a result of price decreases in PET bottles and sweetener. The reduction in these raw materials accounted for an improvement in gross profit as a percentage of net revenues to 48.4% in 1997 as compared to 48.1% in 1996.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 6.1%, or approximately $4.3 million, in 1997. Selling, general and administrative expenses increased as a percentage of net revenues to 30.6% in 1997 from 28.9% in 1996. Higher labor costs associated with increased hiring for key selling positions accounted for much of the increase along with an increase in marketing-related expenditures associated with several marketing initiatives centered around activity in smaller stores.

     OPERATING INCOME. As a result of the foregoing, and a $1.7 million increase in depreciation and amortization, operating income for 1997 decreased to $28.1 million, or 11.5% of net revenue, compared to $33.0 million, or 13.5% of net revenue for 1996.

     INTEREST EXPENSE. Total interest expense decreased by $0.4 million for 1997 due primarily to lower floating rates in effect for much of 1997.

     EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY. TBG recorded net income of $6.9 million in 1997, as compared to $15.3 million in 1996, of which the Company's share was $3.4 million and $7.5 million in 1997 and 1996, respectively. TBG's operating income decreased by $4.9 million or 14.8% in 1997 over 1996.

     DISCONTINUED OPERATIONS. In December 1997, the Company decided to discontinue the operations of Dani in 1998. Accordingly, the operating results of Dani including provisions for estimated lease termination costs, employee benefits and losses incurred during the phase-out period of approximately $0.9 million and a write-off of receivables, leasehold improvements and deferred charges of approximately $0.6 million have been segregated from continuing operations and presented as a separate line item on the statement of income.

     The Company has restated its prior period financial statements to present the operating results of Dani as discontinued operations. The assets and liabilities of such operations at December 31, 1997, have been reflected as a net current liability based substantially on the original classification of such assets and liabilities.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     NET REVENUES. Net revenues for the Company increased 4.5% or $10.5 million to $243.9 million in 1996. Soft drink net revenues increased 4.1% in 1996 over 1995 as a result of a 4.5% increase in equivalent case sales. Net revenues for post-mix as a percentage of total net revenues increased to 12.4% in 1996 as compared to 11.8% in 1995. Net revenues for ACFS increased in 1996 by approximately 6.1% due to continued new account placements. Net revenues for ACFS accounted for approximately 12.3% of total net revenue in 1996.

     GROSS PROFIT. Gross profit increased by 8.3% from $108.4 million to $117.4 million, primarily as a result of the increase in equivalent case sales noted above as well as improvements resulting from price decreases in aluminum cans, PET bottles and sweeteners which represent three of the four principal raw materials used by the Company. Gross profit as a percentage of net revenues for 1996 was 48.1% compared to 46.4% for 1995. Gross profit for post-mix as a percentage of total gross profit increased to 4.6% as compared to 4.5% in 1995.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 9.8%, or approximately $6.3 million, in 1996. Selling, general and administrative expenses increased as a percentage of net revenues to 28.9% in 1996 from 27.5% in 1995. Increased labor costs associated with the equivalent case sales increase, higher group insurance costs, labor and other expenses associated with an extensive vending machine placement initiative and increased media and marketing expenses associated with new brand introductions accounted for the large category increase.

     OPERATING INCOME. As a result of the above, and a $1.4 million increase in depreciation and amortization, operating income for 1996 increased to $33.0 million, or 13.5% of net revenue, compared to $31.7 million, or 13.6% of net revenue for 1995.

     INTEREST EXPENSE. Total interest expense decreased by $2.5 million for 1996 due primarily to interest rate decreases brought about by the Company's refinancing activity in 1995, and reductions in outstanding debt due to principal reduction.

     EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY. TBG recorded net income of $15.3 million in 1996, as compared to $28.5 million in 1995, of which the Company's share was $7.5 million and $5.3 million in 1996 and 1995, respectively. TBG's operating income increased by $0.1 million or 0.3% in 1996 over 1995.

LIQUIDITY AND CAPITAL RESOURCES

     On August 1, 1997 the Company received a dividend of $4.6 million from TBG and paid a dividend of $8.5 million to the Company's sole shareholder.

     For the year ended December 31, 1997, cash provided by operating activities was $17.9 million generated primarily by net income plus depreciation and amortization. Investing activities used $11.0 million primarily for additions to property, plant and equipment offset by the dividend received from TBG noted above. Financing activity used $6.7 million for payments on long-term debt net of revolver borrowings and financed capital expenditures and $8.5 million for the payment of the dividend.

     Effective March 11, 1998, the Company entered into a new credit agreement with NationsBank, National Association, as agent for a syndication of financial institutions (the "1998 Bank Credit Agreement"). The 1998 Bank Credit Agreement provides the Company with credit facilities, under which the Company may borrow up to $270 million. The credit facilities include the following: (i) a 364-day term loan facility (the "1998 Term Loan") under which the Company may borrow up to $50 million and (ii) a five-year revolving credit agreement (the "1998 Revolver") under which the Company may borrow up to $220 million. As required by the 1998 Bank Credit Agreement, the proceeds of the 1998 Term Loan shall be used solely for the repurchase of any remaining amounts of the existing 9% Senior Subordinated Debt due 2003 (the "9% Notes") and the proceeds from the 1998 Revolver shall be used to refinance existing indebtedness, including the 9% Notes, or as allowed under the 1998 Bank Credit Agreement. Advances made under the 1998 Term Loan will be available in a single borrowing and will be subject to quarterly amortization of principal based on the following schedule (with final payment due five years from the advance date):

                     YEAR AFTER ADVANCE    AMORTIZATION
                     ------------------    ------------
                            1st            $ 4 million
                            2nd              6 million
                            3rd             10 million
                            4th             15 million
                            5th             15 million

     Interest rates and commitment fees on the 1998 Revolver and the 1998 Term Loan are subject to change, depending on the ratio of total debt to earnings, as defined, at the end of each calendar quarter. Interest payments are payable quarterly, or as defined, on the 1998 Revolver and quarterly on the 1998 Term Loan. The 1998 Revolver bears interest at a rate equal to LIBOR plus 0.375% to 1.75% or the Alternate Base Rate, as defined, plus 0.0% to 0.75%. The 1998 Term Loan shall bear interest at a rate equal to LIBOR plus 1.125% to 2.5% or the Alternate Base Rate plus 0.0% to 1.25%. The Company must pay a commitment fee of 0.18% to 0.5% of the average daily unused committed amount of the 1998 Revolver and 0.18% to 0.5% of the available 1998 Term Loan. Commitment fees are payable quarterly in arrears. Additionally, the Company paid an underwriting fee equal to 0.5% of the entire amount of the 1998 Bank Credit Agreement at closing, which fee was approximately $1.35 million and will be amortized over the life of the 1998 Bank Credit Agreement.

     Under the 1998 Bank Credit Agreement, the lenders received a first priority perfected security interest in all of the existing and future capital stock of the Company and its subsidiaries for the 1998 Revolver and the 1998 Term Loan. Upon the fourth consecutive fiscal quarterly determination of total debt to earnings of not greater than 5.0 to 1, the Company may elect to terminate the security interest in its stock and the stock of its subsidiaries.

     The 1998 Bank Credit Agreement is subject to certain restrictive covenants that among other restrictions require maintenance of minimum ratios of debt to earnings, as defined, maintenance of earnings to fixed charges, as defined, and limitations on capital expenditures. The 1998 Bank Credit Agreement does permit the payment of dividends and other distributions to shareholders so long as no default exists.

     The Company used proceeds from the 1998 Bank Credit Agreement to repay borrowings under a loan agreement with Texas Commerce Bank National Association, as agent for a syndication of financial institutions (the "1995 Bank Agreement"), as well as certain other debt outstanding. The 1995 Bank Agreement provided for a $120 million term loan (the "1995 Term Loan") of which $90 million was outstanding at December 31, 1997 and a $30 million revolving credit facility (the "1995 Revolver") of which $14.7 million was outstanding at December 31, 1997.

     In connection with the repayment of amounts outstanding under the 1995 Bank Agreement, the remaining unamortized cost, including an interest rate cap purchased in 1995 (approximately $1.2 million) associated with the 1995 Bank Agreement will be recorded net of income tax benefit as an extraordinary loss in 1998. To the extent the 9% Notes are repurchased in 1998, an additional extraordinary loss will be recorded for unamortized costs or premiums paid on the repurchase.

     Both the 1995 Term Loan and the 1995 Revolver accrued interest at the Company's option at either Alternate Base Rate (8.5% as of December 31, 1997) or Eurodollar Rate (approximately 6% as of December 31, 1997) plus 1.00%. A commitment fee of 0.25% was charged on the average daily unused portion of the 1995 Revolver. Interest rates on the 1995 Bank Agreement became subject to change after March 31, 1996 depending on the ratio of Total Debt to Cash Flow, as defined, at the end of each calendar quarter. The interest rates were adjustable quarterly in a range from a maximum of Alternate Base Rate plus 0.50% or Eurodollar Rate plus 1.75% to a minimum of Alternate Base Rate or Eurodollar Rate plus 0.50% according to a grid of permitted debt to cash flow ratios.

     Borrowings under the 1995 Bank Agreement were secured by pledges of the stock of the Company and its subsidiaries and certain intercompany indebtedness of Southwest Coke to the Company as well as guarantees of Parent and the Company's subsidiaries.

     The Company makes capital expenditures on a recurring basis for fleet, vending and dispensing equipment. The Company also makes expenditures from time to time for production equipment and building additions or improvements. During 1997, the Company expended approximately $15.6 million for capital expenditures, compared to approximately $12.6 million and $8.1 million in 1996 and 1995, respectively. Capital expenditures in 1997 consisted of approximately $12.7 million for recurring fleet, vending and dispensing equipment and $2.9 million for production equipment, other equipment, additions to facilities and other building improvements. Capital expenditures in 1996 consisted of approximately $8.7 million for recurring fleet, vending and dispensing equipment and $3.9 million for production equipment, other equipment, additions to facilities and other building improvements. Capital expenditures in 1995 consisted of approximately $5.6 million for recurring fleet, vending and dispensing equipment and $2.5 million for production equipment, other equipment, additions to facilities and other building improvements. The Company believes its current production capacity and existing facilities are adequate to meet anticipated growth and package shifts for several years. Management believes that the cash flows generated from operations and the use of net operating losses are sufficient to sustain operations for the foreseeable future.

     The Company's business is subject to seasonality due to the influence of weather conditions on consumer demand for soft drinks, which affects working capital. Sales are stronger in warmer months. The first quarter of operating performance is usually lower than the other three quarters due to the winter weather, primarily in the months of January and February.

YEAR 2000 ISSUES

     The Company uses software and related technologies throughout its businesses that might be affected by the so-called "Year 2000 problem." This problem, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches. The Company is in the process of reviewing and testing the software in its management information system so that any modification needed for it to be Year 2000 compliant can be made. The Company believes that it will be able to modify, if necessary, all such software in time to minimize any significant detrimental effects on operations. Though it is not possible to accurately estimate the cost of this work, the Company expects that such costs will not be material to the Company's financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            Not Applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                       PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the executive officers and directors of the Company and Southwest Coke.

Name                               Age       Position
----                               ---       --------

Edmund M. Hoffman                  76        Co-Chairman and Director

Robert K. Hoffman                  50        Co-Chairman and Director

Charles F. Stephenson              46        President of the Company and
                                             President of Southwest Coke

Stephanie L. Ertel                 51        Senior Vice President - Corporate
                                             Services, General Counsel and
                                             Secretary


E. T. Summers, III                 50        Executive Vice President of the
                                             Company

Louis F. Koch                      53        Senior Vice President - Human
                                             Resources

Ronnie W. Hill                     47        Executive Vice President and
                                             General Manager of Southwest Coke

Gary R. Phy                        45        Senior Vice President - Finance of
                                             Southwest Coke

Stephen R. Errico                  43        President and General Manager of
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

     Stephanie L. Ertel is Senior Vice President - Corporate Services, General Counsel and Secretary of the Company. Ms. Ertel has been the General Counsel of the Company and its corporate predecessor since July, 1985, serving as Vice President from 1985 to 1987. She has been the Secretary of the Company and its corporate predecessor since 1990, and is also an officer of Parent, the Company's subsidiaries and TBG.

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

     Louis F. Koch is Senior Vice President - Human Resources of the Company. He joined the Company in February, 1996 after serving as Senior Vice President of Human Resources for McNeil Real Estate Management. Mr. Koch has over 26 years of experience in human resources and manufacturing management.

     Ronnie W. Hill is Executive Vice President and General Manager of Southwest Coke, a position he has held since July 1995. From 1987 until being promoted to his current position, Mr. Hill was Senior Vice President - Sales and Marketing of Southwest Coke. Mr. Hill has over 29 years of experience in the soft drink business as an employee of Southwest Coke or companies acquired by Southwest Coke and has held various executive and management positions during that time.

     Gary R. Phy is Senior Vice President - Finance of Southwest Coke and has held his position since October, 1990. Mr. Phy has over 26 years of experience in the soft drink and food service businesses and previously held operational and financial management positions at ACFS (between April 1988 and October 1990).

     Stephen R. Errico is President and General Manager of the ACFS division of the Company. He joined ACFS as Executive Vice President and General Manager in November, 1992. Mr. Errico served as Controller for Southwest Coke from 1985 until 1989 and as Vice President of Human Resources for Southwest Coke from 1989 to 1992.

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

                                                                               Long Term Compensation
                                                                         ----------------------------------
                                             Annual Compensation                 Awards             Payouts
                                   ---------------------------------------------------------------------------------------
                                                              Other                   Securities
                                                              Annual     Restricted     Under-                   All Other
                                                             Compen-       Stock        lying        LTIP         Compen-
                                                              sation      Award(s)     Options/     Payouts       sation
           Name           Year     Salary ($)   Bonus ($)      ($)          ($)        SARs(#)        ($)           ($)
           ----           ----     ----------   ---------     -----        -----       -------       -----         -----
Edmund M. Hoffman(1)      1997     $900,000     $440,500                                                           $6,400
                          1996      800,000      440,500                                                            6,000
                          1995      775,008      390,500                                                            6,000

Robert K. Hoffman(1)      1997      900,000      421,500                                                            6,400
                          1996      800,000      421,500                                                            6,000
                          1995      775,008      371,500                                                            6,000

Charles F. Stephenson(1)  1997      387,500      200,000                                            300,000(3)      6,400
                          1996      357,500      200,000                                                            6,000
                          1995      325,000      190,000     213,223(2)                                             6,000

E. T. Summers, III        1997      375,000        ---                                              225,000(4)      6,400
                          1996      348,076        ---                                                              3,750
                          1995      324,423       86,800                                                            3,750

Stephanie L. Ertel(1)     1997      260,000        ---                                                              6,400
                          1996      260,000        ---                                                              6,000
                          1995      260,000        ---                                                              6,000

(1) Salaries paid by the Company; TBG currently pays a management fee of $58,333 per month to the Company. See "Certain Relationships and Related Transactions."

(2) Includes $206,623 as value of stock appreciation rights received in 1995.

(3)    Payment under the 1994 Company Management Incentive Plan, as amended.

(4) Includes payments under the 1994 San Antonio Coke and 1994 Company Management Incentive Plans, as amended.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors does not have a compensation committee. Edmund M. Hoffman and his son Robert K. Hoffman are the only two members of the Company's Board of Directors. Edmund M. Hoffman is the Co-Chairman of the Company, each of its subsidiaries and TBG, and Robert K. Hoffman is Co-Chairman of the Company and TBG and is Chairman of Southwest Coke and each of its subsidiaries.

     The Company has entered into a loan agreement with the Edmund M. and Adelyn Jean Hoffman Trust (the "Trust") pursuant to which the Trust may borrow up to $2 million from the Company to pay the premiums of a second-to-die life insurance policy on the lives of Edmund M. Hoffman and his wife, Adelyn Jean Hoffman. As of December 31, 1997, the Trust had borrowed $1.55 million from the Company. The beneficiaries of the Trust are Robert K. Hoffman and his brother, Richard E. Hoffman. The loan is secured by the proceeds of the life insurance policy and will be repaid from the proceeds of the policy. Funds borrowed under the loan agreement bear interest at a rate of 8% per annum. The principal amount of the loan and accrued interest thereon are payable upon the earlier to occur of receipt of the proceeds of the life insurance policy and the day 90 days after Edmund M. Hoffman and his wife no longer directly or indirectly hold any of the outstanding Class A Common Stock of Parent.

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

     401(K) PLAN. The Company also maintains The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates 401(k) Plan (the "401(k) Plan") for employees of the Company and its affiliates who have completed one year of service. The 401(k) Plan is a qualified defined contribution plan under
Section 401(k) of the Internal Revenue Code. The Company contributes to each participant's account maintained under the 401(k) Plan for an employee of the Company or its wholly-owned subsidiaries an amount equal to 100% of the participant's contribution under the 401(k) Plan up to 4% of his compensation for a particular year. The participant can contribute from 1% to 15% of compensation each year. In addition to the Company's matching contribution, the Board of Directors of the Company may provide for the contribution of additional amounts by the Company. The matching contributions by the Company during 1997 with respect to the individuals employed by the Company and named in the cash compensation table were as follows: Edmund M. Hoffman, $6,400; Robert K. Hoffman, $6,400; Stephanie L. Ertel, $6,400; and Charles F. Stephenson, $6,400. The matching contribution during 1997 with respect to E.
T. Summers, III, who is an employee of San Antonio Coke and named in the cash compensation table, was $6,400. The portion of the Company's matching contribution which unconditionally vested during 1997 for each of the above-named individuals was 100%. No amounts were distributed from the 401(k) Plan during 1997 to any of the Company's executive officers, except for Edmund M. Hoffman, who received $35,574 in benefits.

     All contributions paid by participants or the Company under the 401(k) Plan are held and invested by Wilmington Trust Company, the trustee of The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates 401(k) Plan Trust (the "401(k) Plan Trust"), pursuant to the terms of the 401(k) Plan.

     The 401(k) Plan is administered by an administrative committee appointed by the Board of Directors of the Company. A participant may withdraw from the 401(k) Plan Trust all of the participant's after-tax contributions (made prior to January 1, 1989) and any earnings thereon. For extreme hardships, the participant may also withdraw pre-tax contributions made after December 31, 1988. Participants may also borrow from the 401(k) Plan Trust within the parameters set by the 401(k) Plan. Each participant's interest in contributions made by the Company to the 401(k) Plan vests 20% per year for each year the participant is employed with the Company or an affiliate of the Company after completing a year of employment.

     RETIREMENT PLAN. The Company maintains The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates Retirement Plan (the "Retirement Plan") for its employees who are at least 21 years of age and have completed at least one year of service. The Retirement Plan is a qualified defined benefit plan and, subject to certain maximum limitations, bases pension benefits on a percentage of the employee's average annual compensation for the five highest consecutive calendar years of compensation out of the employee's last ten years of credited service, multiplied by the employee's years of credited service. The Retirement Plan provides for a normal and late retirement pension, an early retirement pension and a disability retirement pension. Generally, a participant's benefit will vest upon his or her completion of five years of vesting service (as such term is defined in the Retirement Plan). As of December 31, 1997, Edmund M. Hoffman, Robert K. Hoffman, Charles F. Stephenson, Stephanie L. Ertel and E. T. Summers, III had 28, 22, 12, 13 and 1 years of credited service, respectively. The amount of the contribution with respect to a specific participant is not calculated separately by the actuaries for the Retirement Plan. The 1997 minimum required contribution to the Plan, as calculated by the Plan's actuaries, was equal to approximately 1.7% of the compensation of the covered group of participants. The term "compensation" includes the total cash remuneration paid by the Company or an affiliate to an employee for a calendar year as reported on the employee's Federal income tax withholding statement excluding, however, deferred compensation, stock options and other distributions which receive special Federal income tax treatment. The amount of pension actually accrued under the pension formula is payable in the form of a life annuity unless an alternative payment form is elected with an actuarial adjustment.

     The following table sets forth the annual retirement benefits payable under the Retirement Plan at age 65 based on an employee's assumed average annual compensation for the five-year period preceding retirement and assuming actual retirement in 1997. In no event may the estimated benefit exceed the maximum benefit limitation contained under Section 415 of the Internal Revenue Code. Currently the maximum compensation allowed for calculation of benefits is $160,000 (on a single life, or qualified joint and survivor, basis) unless prior to January 1, 1983 a higher benefit had been accrued under prior law.

 Assumed Average Annual Compensation           Years of Credited Service with the Company
 For Five Highest Consecutive                  ------------------------------------------
 Years of Service in Last Ten             15              20               25               30                35
 Years of Credited Service (a)          Years           Years            Years            Years             Years
 ------------------------------------- -------         -------          -------          -------           -------
 $100,000  . . . . . . . . . . . . . . $20,393         $27,190          $33,988          $40,786           $47,583
 $125,000  . . . . . . . . . . . . . .  26,205          34,940           43,676           52,411            61,146
 $150,000  . . . . . . . . . . . . . .  32,018          42,690           53,363           64,036            74,708
 $175,000  . . . . . . . . . . . . . .  34,343          45,790           57,238           68,686            80,133
 $200,000  . . . . . . . . . . . . . .  34,343          45,790           57,238           68,686            80,133
 $225,000  . . . . . . . . . . . . . .  34,343          45,790           57,238           68,686            80,133
 $250,000  . . . . . . . . . . . . . .  34,343          45,790           57,238           68,686            80,133
 $300,000  . . . . . . . . . . . . . .  34,343          45,790           57,238           68,686            80,133
 $400,000  . . . . . . . . . . . . . .  34,343          45,790           57,238           68,686            80,133
 $450,000  . . . . . . . . . . . . . .  34,343          45,790           57,238           68,686            80,133
 $500,000  . . . . . . . . . . . . . .  34,343          45,790           57,238           68,686            80,133

(a) The maximum compensation allowed for calculation of benefits under IRC 401(a)(17) was $160,000 in 1997.

     Prior to December 31, 1996, employees of San Antonio Coke who were 21 years of age and had completed one year of service were participants in the Retirement Plan for Employees of Coca-Cola Bottling Company of the Southwest (the "Old Retirement Plan"). The Old Retirement Plan was a qualified defined benefit plan. The Old Retirement Plan was merged into the Retirement Plan as of December 31, 1996. Benefits accrued to participants in the Old Retirement Plan were calculated as of December 31, 1996 by the actuaries for the Retirement Plan and incorporated into the Retirement Plan to provide for the plan merger. Benefits attributed to service as an employee of San Antonio Coke after December 31, 1996 are determined by using the benefit formula of the Retirement Plan (which is 38% higher than the formula under the Old Retirement Plan) and counting years of service after December 31, 1996. This amount is added to the frozen benefit for 1996 and prior years to calculate the total benefit to be paid to the participant. Generally, a participant's benefit will vest upon completion of five years of vesting service (as such term is defined in the Retirement Plan). As of December 31, 1996, E.T. Summers, III had 23 years of credited service under the Old Retirement Plan, which credited
service is reflected in his frozen benefits in the Retirement Plan.    The
annual normal form benefit accrued under the Old Retirement Plan based on retirement at age 65 for E. T. Summers, III is $42,362.

STOCK OPTION PLANS

     PARENT NON-STATUTORY STOCK OPTION/STOCK APPRECIATION RIGHTS PLAN. The Parent's Non-Statutory Stock Option/Stock Appreciation Rights Plan, effective January 1, 1987 (the "Parent Stock Option Plan"), provides for the granting of non-qualified stock options and stock appreciation rights to officers and certain key employees of the Company and its subsidiaries. The Parent Stock Option Plan provided that options for 6,314 shares of Parent's Class B Common Stock could be granted prior to the plan's termination in 1997. Options awarded under the Parent Stock Option Plan have been granted at option prices which equated to the fair market value (based on contemporary sales of Parent Common Stock) of the underlying Class B Common Stock at the time of grant. The options were granted in tandem with Stock Appreciation Rights (SARs) (equal to the excess of the fair market value per share over the option price under the stock option agreement) which Parent has the discretion to pay in Class B Common Stock or cash in lieu of issuing Class B Common Stock when the optionee exercises the stock option.

     OPTION/SAR GRANTS IN LAST FISCAL YEAR. No options or SARs were granted during 1997 under the Parent Stock Option Plan or otherwise.

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

     No options or SARs were granted during 1997 under the TBG Stock Option Plan or otherwise.

     OPTION/SAR GRANTS, EXERCISES AND HOLDINGS. The following table provides information with respect to the named executive officers, concerning the exercise of options and/or SARs during the last fiscal year and the number of unexercised options and SARs held as of the end of the fiscal year. Since no sales of TBG's or Parent's stock occurred in the last six months of 1997, the fair market value of one share of the Class A Common Stock of TBG or of one share of the Class B Common Stock of Parent have been determined by using the cash flow factor of 10.6 established by the Stock Option Committee for each respective Stock Option Plan based on sales of stock of Coca-Cola bottling businesses in 1997. Utilizing a formula in which the consolidated cash flow of Parent is multiplied by 10.6, and the product is reduced by Parent's consolidated total long-term debt, and divided by the total outstanding shares of Class A Common Stock of Parent assuming conversion of all outstanding Class B Common Stock, the fair market value of one share of the Class B Common Stock of Parent, for purposes of valuing the options, was $3,388 at December 31, 1997. Applying a similar formula to determine the fair market value of the Class A Common Stock of TBG results in a value per share for purposes of valuing the options at December 31, 1997 of $223.03.

    AGGREGATED OPTION/SAR EXERCISES OF PARENT IN LAST FISCAL YEAR
             AND FISCAL YEAR-END OPTION/SAR VALUES (1)

                                                                                                                 Value of
                                                                                                                Unexercised
                                                                             Number of Unexercised         In-the-Money Options
                                        Number of                         Options and SARs at Fiscal            and SARs at
                                         Shares                                  Year-End (#)               Fiscal Year-End ($)
                                       Acquired on          Value                Exercisable/                  Exercisable/
 Name                                  Exercise #        Realized ($)            Unexercisable                 Unexercisable
 ----                                  ----------        ------------            -------------                 -------------
 Stephanie L. Ertel(2)                       0                  0                  210.82/0                      $529,791/0
 E. T. Summers III(3)                        0                  0                   11,160/0                   $2,032,571/0

--------------------
(1) Includes information with regard to exercises of options issued by the Parent and TBG.

(2)    Options to purchase shares of Class B Common Stock of Parent.

(3)    Options for SARs based on shares of Class A Common Stock of TBG.

LONG TERM INCENTIVE PLANS

       MANAGEMENT INCENTIVE PLANS OF THE COMPANY. On June 1, 1997, the Board of Directors amended the Management Incentive Plan of the Company which had been adopted on June 22, 1994, effective as of January 1, 1994 (the "1994 Company Management Incentive Plan"). The Board of Directors of the Company administered the 1994 Company Management Incentive Plan and chose key managers of the Company and of its subsidiaries to participate. Under the terms of the 1994 Company Management Incentive Plan, as amended, eligible participants receive a cash bonus based on the aggregate cash flow for the years 1994 through 1996 as compared to a cash flow target in installments beginning July 13, 1997 (37.5%) with the remainder payable in equal installments on March 1, 1998 and March 1, 1999. To qualify to receive a cash bonus under the 1994 Company Management Incentive Plan, a participant must have been actively employed by the Company or one of its subsidiaries in a key management position continuously throughout the period from the date of participation through the payment date (with certain exceptions upon death or disability of the participant or change of control of the Company.)

       On June 4, 1997, the Board of Directors of the Company adopted, effective as of January 1, 1997, a new Management Incentive Plan for the Company (the "1997 Company Management Incentive Plan"). The Incentive Plan Committee, which is appointed by the Board of Directors, administers the 1997 Company Incentive Plan and chooses key managers of the Company and of its subsidiaries to participate. Under the terms of the 1997 Company Management Incentive Plan, eligible participants will receive a cash bonus based upon the cash flow of Southwest Coke, San Antonio Coke or both, as defined, during successive periods of three fiscal years. The initial performance period under the 1997 Company Management Incentive Plan was 1997 through 1999. On February 16, 1998, the Board of Directors of the Company adopted, effective as of January 1, 1998, a new three-year performance period with a new cash flow target for the years 1998 through 2000.

       The Board of Directors has established the level of cash flow which must be achieved and the percentage of the award payable to the participants. Two-thirds of incentive awards earned is payable on the March 1 immediately following the three-year performance period with the remaining one-third to be paid on March 1 two years after the first payment was made. To qualify to receive a cash bonus under the 1997 Company Management Incentive Plan, a participant must be actively employed by the Company or one of its subsidiaries in a key management position continuously from the date of participation through the payment date (with certain exceptions upon death or disability of the participant or change of control of the Company).

       MANAGEMENT INCENTIVE PLAN OF SAN ANTONIO COKE. On June 1, 1997, the Board of Directors of San Antonio Coke amended the San Antonio Coke Management Incentive Plan which had been adopted on April 29, 1994, effective as of January 1, 1994 (the "1994 San Antonio Coke Management Incentive Plan"). The Board of Directors of San Antonio Coke administered the 1994 San Antonio Management Incentive Plan and chose key managers of San Antonio Coke to participate. Under the terms of the 1994 San Antonio Coke Management Incentive Plan, as amended, eligible participants receive a cash bonus based on the aggregate cash flow for the years 1994 through 1996 as compared with a cash flow target in installments, beginning July 13, 1997 (37.5%) with the remainder payable in equal installments on March 1, 1998 and March 1, 1999. To qualify to receive a cash bonus under the 1994 San Antonio Coke Management Incentive Plan, a participant must have been actively employed by San Antonio Coke in a key management position continuously throughout the period from the date of participation through the payment date (with certain exceptions upon death or disability of the participant or change of control of the Company.)

       One of the named executive officers of the Company participates in the 1994 San Antonio Coke Management Incentive Plan and two of the named executive officers of the Company participate in the 1994 Company Management Incentive Plan and the 1997 Company Management Incentive Plan. The following table sets forth certain information about the long term incentive awards that may be awarded to these officers pursuant to the 1994 San Antonio Coke Management Incentive Plan and the 1994 and 1997 Company Management Incentive Plans.

                LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                                    Estimated Future Payouts
                                  Number of         Performance or             under Non-Stock Price-Based Plans
                               Shares, Units      Other Period Until       ----------------------------------------
                                  or Other           Maturation or         Threshold       Target           Maximum
             Name                Rights (#)             Payout                 $             $                 $
             ----                ----------             ------                ---           ---               ---
 Charles F. Stephenson (1)                         01/01/97-12/31/99        100,000        200,000          300,000
                                                   01/01/98-12/31/00        100,000        200,000          300,000

 Charles F. Stephenson (2)                         01/01/94-12/31/96        500,000        500,000          500,000

 E. T. Summers III (3)                             01/01/97-12/31/99        100,000        200,000          300,000
                                                   01/01/98-12/31/00        100,000        200,000          300,000

 E. T. Summers III (4)                             01/01/94-12/31/96        250,000        250,000          250,000

 E. T. Summers III (5)                             01/01/94-12/31/96        125,000        125,000          125,000

(1) Under his 1997 Management Incentive Agreement, Mr. Stephenson is eligible to receive a $100,000 bonus if the actual cumulative cash flow for the years 1997 through 1999 is equal to the cash flow threshold. If the actual cumulative cash flow exceeds the cash flow threshold, Mr. Stephenson would be eligible to receive an additional bonus of up to a maximum of $300,000 which would be computed in accordance with the formula set forth in his 1997 Management Incentive Agreement. Under his 1998 Management Incentive Agreement, Mr. Stephenson is eligible for the same amounts if the actual cumulative cash flow for the years 1998 through 2000 is equal to the cash flow threshold for those years.

(2) Mr. Stephenson's remaining cash bonus under the 1994 Company Management Incentive Plan is based on the achievement of an aggregate cash flow target for Southwest Coke and the Company for the years 1994 through 1996. Mr. Stephenson received $250,000 on March 1, 1998 and will receive an additional $250,000 on March 1, 1999 if he remains employed in a key management position as of each payment date (with certain limited exceptions provided by the 1994 Company Management Incentive
       Plan).

(3) Under his 1997 Management Incentive Agreement, Mr. Summers is eligible to receive a $100,000 bonus if the actual cumulative cash flow for the years 1997 through 1999 is equal to the cash flow threshold. If the actual cumulative cash flow exceeds the cash flow threshold, Mr. Summers would be eligible to receive an additional bonus of up to a maximum of $300,000 which would be computed in accordance with the formula set forth in his 1997 Management Incentive Agreement. Under his 1998 Management Incentive Agreement, Mr. Summers is eligible for the same amounts if the actual cumulative cash flow for the years 1998 through 2000 is equal to the cash flow threshold for those years.

(4) Mr. Summers' remaining cash bonus under the 1994 San Antonio Coke Management Incentive Plan is based on the achievement of an aggregate cash flow target for San Antonio Coke for the years 1994 through 1996. Mr. Summers received $125,000 on March 1, 1998 and will receive an additional $125,000 on March 1, 1999, if he remains employed in a key management position as of each payment date (with certain limited exceptions provided by the 1994 San Antonio Coke Management Incentive
       Plan).

(5) Mr. Summers' remaining cash bonus under the 1994 Company Management Incentive Plan is based on the achievement of an aggregate cash flow target for Southwest Coke and the Company for the years 1994 through 1996. Mr. Summers received $62,500 on March 1, 1998 and will receive an additional $62,500 on March 1, 1999, if he remains employed in a key management position as of each payment date (with certain limited exceptions provided by the 1994 Company Management Incentive Plan).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is 100% owned by Parent. The following table sets forth certain information concerning the beneficial ownership of Parent's Class A Common Stock, the only class of outstanding voting securities of Parent, as of March 1, 1998, by each person known by the Company to own beneficially more than 5% of the outstanding Class A Common Stock of Parent as of March 1, 1998, by each director of the Company and all officers and directors of the Company as a group. The Company believes that each of such shareholders has the sole voting and dispositive power over the shares it holds except as otherwise indicated.

                                                                                                        Class A
                                                                                                      Common Stock
                                                                                                          After
                                                                                                      Conversion of
                                                                          Class A                       Class B
                                                                        Common Stock                  Common Stock
                                                               ------------------------------        --------------
                                                                Number of          Percentage          Percentage
                       Name and Address                          Shares             of Class            of Class
                       ----------------                        ----------          ----------        --------------
 Edmund M. Hoffman . . . . . . . . . . . . . . . . . . . . .   47,500 (1)             62.16%               49.28%
 1999 Bryan Street
 Suite 3300
 Dallas, Texas  75201

 Robert K. Hoffman . . . . . . . . . . . . . . . . . . . . .   71,200 (2)             93.18                73.88
 1999 Bryan Street
 Suite 3300
 Dallas, Texas  75201

 The Prudential Insurance Company of America . . . . . . . .   14,285 (3)             ---                  14.82
 4 Gateway Center
 Newark, New Jersey  07102-4069

 All officers and directors of the Company as a group (9
 persons)  . . . . . . . . . . . . . . . . . . . . . . . . . 75,210.8 (4)             98.43                78.04

--------------------
(1) Includes 47,500 shares owned by a limited partnership. Edmund M. Hoffman is a manager of the general partner of such limited partnership, in which capacity he has voting and investment power.
(2) Includes 47,500 shares owned by a limited partnership. Robert K. Hoffman is a manager of the general partner of such limited partnership, in which capacity he has voting and investment power.
(3) Consists of shares issuable upon conversion of Class B Common Stock, 428 of which are owned by Pruco Life Insurance Company, an affiliate of The Prudential Insurance Company of America.
(4) Includes 210.8 shares issuable upon conversion of 210.8 shares of Class B Common Stock issuable upon exercise of stock options held by Stephanie L. Ertel.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is party to a Renewed and Extended Management Agreement with TBG, whereby the Company provides the advice and consultation of executive and technical personnel of the Company and their assistants to the management of TBG. In consideration therefor, TBG pays the Company a management fee of $58,333 per month, which may be increased by agreement of the parties at any time, subject to approval by a majority of the holders of the Class B Common Stock of TBG.

     Southwest Coke and San Antonio Coke each supplement the other's production capacity on an as-needed basis. Pursuant to written agreement, franchisors of Southwest Coke and San Antonio Coke permit finished franchise product produced by San Antonio Coke to be distributed in the franchise territory of Southwest Coke and vice versa. Cross-production occurs primarily in Bag-in-Box fountain product, lower volume flavor products and 20 ounce non-returnable bottles. Such products are purchased on mutually beneficial and reciprocal terms. Pursuant to these arrangements, in 1997 Southwest Coke purchased approximately $13.4 million of products from San Antonio Coke and San Antonio Coke purchased approximately $14.9 million of products from Southwest Coke.

     The Company is a party to a Tax Sharing Agreement which provides that the Company and Southwest Coke, among others, will file consolidated Federal income tax returns with Parent. Under the Tax Sharing Agreement, each member of Parent's consolidated group pays to Parent its share of the consolidated group's Federal income tax liability based on its share of the total taxable income of the consolidated group. The Tax Sharing Agreement may have the effect of benefitting a member of the consolidated group that has taxable income if any other member of the consolidated group has incurred losses that are used to offset such taxable income. TBG is not a party to the Tax Sharing Agreement and files separate tax returns.

     Charles F. Stephenson, President of the Company and Southwest Coke, served as a director and Chairman of the Board of Bottler Systems, Inc., a computer software firm that is owned and operated by certain bottlers of Coca-Cola, until October 1993. Gary R. Phy, Senior Vice President-Finance of Southwest Coke, has served as a director since October 1993 and is currently Chairman of the Board. Southwest Coke and San Antonio Coke purchase software from Bottler Systems, Inc. In 1997, such purchases totaled $0.1 million each.

     The Company has entered into a loan agreement with the Edmund M. and Adelyn Jean Hoffman Trust pursuant to which the Trust may borrow up to $2 million from the Company to pay the premiums of a second-to-die insurance policy on the lives of Edmund M. Hoffman and his wife, Adelyn Jean Hoffman. As of December 31, 1997, the Trust had borrowed $1.55 million from the Company. The beneficiaries of the Trust are Robert K. Hoffman, Co-Chairman of the Company, and his brother, Richard E. Hoffman, Vice President - Human Resources of the Company. The loan is secured by the proceeds of the life insurance policy and will be repaid from the proceeds of the policy. Funds borrowed under the loan agreement bear interest at a rate of 8% per annum. The principal amount of the loan and accrued interest thereon are payable upon the earlier to occur of receipt of the proceeds of the life insurance policy and the day 90 days after Edmund M. Hoffman and his wife no longer directly or indirectly hold any of the outstanding Class A Common Stock of Parent.

     E. T. Summers, III, Executive Vice President of the Company and President of San Antonio Coke, is a director of Western Container, a plastic bottle manufacturing cooperative owned by certain bottlers of Coca-Cola, of which Southwest Coke and San Antonio Coke are members. Southwest Coke and San Antonio Coke purchase bottles from Western Container. In 1997, such purchases totaled approximately $6.3 million for Southwest Coke and $11.2 million for San Antonio Coke. During 1993, Southwest Coke and San Antonio Coke each entered into five-year agreements with Western Container.
Beginning with the third calendar quarter of 1994, the agreements require Southwest Coke and San Antonio Coke to pay a maximum amount per calendar quarter of $102,218 and $232,704, respectively, reduced by $10 per 1,000 contour style and sixteen-ounce, twenty-ounce and one liter generic style plastic bottles purchased during the same calendar quarter. At the end of each successive four quarters, the credit due Southwest Coke or San Antonio Coke is determined on a twelve-month basis, and in the event the quantities purchased exceed the volume required to eliminate the obligation to make quarterly payments during the twelve-month period, any payments made under the contract during such period will be refunded. Applicable purchases from Western Container in 1997 by each of Southwest Coke and San Antonio Coke exceeded the minimum purchase requirements necessary to eliminate payments under each respective contract. See "Business--Raw Materials."

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

                              Consolidated Balance Sheets as of December 31, 1996 and 1997.

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

                              Consolidated Balance Sheets as of December 31, 1996 and 1997.

                              Consolidated Statements of Income.

                              Consolidated Statements of Stockholders' Equity.

                              Consolidated Statements of Cash Flows.

                              Notes to Consolidated Financial Statements.

            (b)     Reports on Form 8-K

                    A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 1, 1997 reporting certain transfers of shares of Parent stock, effective March 21, 1997.

                    A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 11, 1997 reporting certain transfers of shares of Parent stock, effective March 21, 1997.

                    A Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 8, 1997 reporting certain transfers of shares of Parent stock, effective December 1, 1997 and December 2, 1997.

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

                    10.5 Franchise Agreement, dated as of February 1, 1961, between Monahans Coca-Cola Bottling Company and The
                           Coca-Cola Company.(1)

                    10.6 Franchise Agreement, dated as of March 14, 1934, between Woodward Coca-Cola Bottling Company and The
                           Coca-Cola Company.(1)

                    10.7 Franchise Agreement, dated as of April 1, 1937, between Alva Coca-Cola Bottling Co., Inc. and The
                           Coca-Cola Company.(1)

                    10.8 Franchise Agreement, dated as of September 7, 1921, between Wichita Falls Coca-Cola Bottling Company and
                           The Coca-Cola Company.(1)

                    10.9   Franchise Agreement, dated as of February 6, 1984,
                           between Wichita Coca-Cola Bottling Company and The
                           Coca-Cola Company (Clarendon territory).(1)
----------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-69247) filed on November 5, 1993.



                    10.10 Form of Amendments to Franchise Agreements between each of the subsidiaries of the Company and The
                           Coca-Cola Company.(1)

                    10.11  Form of Franchise Agreements between Dr. Pepper
                           Company and Southwest Coca-Cola Bottling Company,
                           Inc. (for various territories).(1)

                    10.12 Employment Agreement, dated as of December 16, 1985, between the Company and Edmund M. Hoffman.(1) #

                    10.13 Employment Agreement, dated as of December 16, 1985, between the Company and Robert K. Hoffman.(1) #

                    10.14 Amendment No. 1, dated as of September 9, 1993, to the Employment Agreement dated as of December 16, 1985, between the Company and Robert K. Hoffman.(1) #

                    10.15  Executive Security Plan for the Company.(1) #

                    10.16  The Company's Non-Statutory Stock Option/Stock
                           Appreciation Rights Plan.(1) #

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


 #   Management Contract or Plan.



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

                    10.28  Management Incentive Plan of the Company, adopted
                           June 22, 1994, effective January 1, 1994.(3) #

                    10.29  Management Incentive Agreement, executed June 23,
                           1994 and effective January 1, 1994, between the Company and Charles F. Stephenson.(3)#

                    10.30 Management Incentive Agreement, executed May 9, 1994 and effective January 1, 1994, between Southwest
                           Coke and Ronnie Hill.(3) #

                    10.31  Management Incentive Agreement, executed July 20,
                           1994 and effective January 1, 1994, between the Company and E.T. Summers III.(3) #

                    10.32 Employment Agreement, executed August 10, 1994 and effective January 1, 1994, between the Company and Stephanie L. Ertel.(4)#

                    10.33 Management Incentive Plan for managers of ACFS, effective January 1, 1995.(5)#

                    10.34 Relocation Agreement, effective June 15, 1995, between the Company and Charles F. Stephenson.(5) #

                    10.35  Loan Agreement ($120,000,000 Term Loan Facility and
                           $30,000,000 Revolving Loan Facility) (the "1995
                           Company Loan Agreement"), dated as of April 4, 1995,
                           among the Company, Texas Commerce Bank National
                           Association ("TCB"), as Agent and a Lender, First
                           Bank National Association ("First Bank"), as Agent
                           and a Lender, and certain other financial
                           institutions who are parties to the 1995 Company
                           Loan Agreement.(6)
----------------
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

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

                    10.38 Security Agreement, dated as of April 4, 1995, by and among the Company, First Bank, as Collateral
                           Agent, TCB, as Agent, and the financial institutions who are parties to the 1995 Company Loan Agreement.(6)

                    10.39 Security Agreement, dated as of April 4, 1995, by and among Southwest Coke, First Bank, as Collateral
                           Agent, TCB, as Agent, and the financial institutions who are parties to the 1995 Company Loan Agreement.(6)

                    10.40 Security Agreement, dated as of April 4, 1995, by and among Parent, First Bank, as Collateral Agent,
                           TCB, as Agent, and the financial institutions who are parties to the 1995 Company Loan Agreement.(6)

                    10.41 Form of Term Note issued by the Company pursuant to the 1995 Company Loan Agreement.(6)

                    10.42 Form of Revolving Note issued by the Company pursuant to the 1995 Company Loan Agreement.(6)

                    10.43 Contribution Agreement, dated as of April 4, 1995, executed by Parent, the Company, Southwest Coke,
                           Alva Coca-Cola Bottling Co., Inc., Woodward Coca-Cola
                           Bottling Company, Market Communications Counselors,
                           Inc. and The Dani Group, Inc.(6)

                    10.44  Loan Agreement ($115,000,000 Term Loan Facility and
                           $25,000,000 Revolving Loan Facility) (the "1995 TBG
                           Loan Agreement"), dated as of April 4, 1995, among
                           TBG, TCB, as Agent and a Lender, First Bank, as
                           Agent and a Lender, and the other financial institutions who are parties to the 1995 TBG Loan
                           Agreement.(6)

                    10.45 Interest Rate Agreement, dated as of April 4, 1995, by and among TBG, certain financial institutions a party thereto, First Bank, as Collateral Agent, and TCB, as Agent.(6)

                    10.46  Notice of Entire Agreement, dated as of April 4,
                           1995, executed by TBG, San Antonio Coke and TCB, as
                           Agent.(6)

                    10.47 Security Agreement, dated as of April 4, 1995, by and among TBG, First Bank, as Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the 1995 TBG Loan Agreement.(6)

                    10.48  Form of Term Note issued by TBG pursuant to the 1995
                           TBG Loan Agreement.(6)



                    10.49 Form of Revolving Note issued by TBG pursuant to the 1995 TBG Loan Agreement.(6)

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

                    10.52  The Coca-Cola Bottling Group (Southwest), Inc.
                           Management Incentive Plan approved by the Board of Directors of the Registrant June 4, 1997 effective
                           January 1, 1997.(8) #

                    10.53 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective January
                           1, 1994, by and between the Registrant and Charles
                           F. Stephenson.(8) #

                    10.54  Management Incentive Agreement executed June 5,
                           1997, effective January 1, 1997, by and between The
                           Coca-Cola Bottling Group (Southwest), Inc. and
                           Charles F. Stephenson.(8) #

                    10.55 Southwest Coca-Cola Bottling Company, Inc. Amendment to Management Incentive Plan adopted by the Board of Directors of Southwest Coca-Cola Bottling Company,
                           Inc. effective June 1, 1997.(8) #

                    10.56 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective
                           January 1, 1994, entered by and among Southwest
                           Coca-Cola Bottling Company, Inc. and all managers who were participants in the 1994 Management
                           Incentive Plan.(8) #

                    10.57 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective
                           January 1, 1994 by and between Coca-Cola Bottling
                           Company of the Southwest and E. T. Summers, III.(8) #

                    10.58  Amendment Agreement dated June 1, 1997 related to
                           the Management Incentive Agreement effective
                           January 1, 1994 by and between the Registrant and
                           E. T. Summers, III.(8) #
-----------------
(7)  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.



                    10.59  Management Incentive Agreement executed June 30,
                           1997, effective January 1, 1997, entered by and among the Registrant, Texas Bottling Group, Inc.,
                           Coca-Cola Bottling Company of the Southwest and
                           E. T. Summers, III.(8) #

                    10.60  Credit Agreement ($50,000,000 Term Loan Facility and
                           $220,000,000 Revolving Loan Facility) (the "Company
                           Credit Agreement") dated March 11, 1998 among the
                           Company and NationsBank, National Association
                           ("NationsBank"), as Agent and as Lender, and the lenders party thereto.

                    10.61 Form of Term Note issued by the Company pursuant to the Company Credit Agreement.

                    10.62 Form of Revolving Note issued by the Company pursuant to the Company Credit Agreement.

                    10.63 Swing Line Note issued by the Company pursuant to the Company Credit Agreement.

                    10.64  Guaranty Agreement, dated March 11, 1998, among
                           Parent, Dani, Southwest Coke, Woodward Coca-Cola
                           Bottling Company, Alva Coca Cola Bottling Co., Inc.
                           and Market Communication Common Counselors, Inc. in favor of NationsBank, as Agent.

                    10.65 LC Account Agreement, dated March 11, 1998, between the Company and NationsBank, as Agent.

                    10.66  Stock Pledge Agreement, dated March 11, 1998, among
                           Parent, the Company, Southwest Coke, and
                           NationsBank, as Agent.

                    10.67  Credit Agreement ($230,000,000 Revolving Credit
                           Facility) (the "TBG Credit Agreement"), dated March
                           11, 1998, among TBG, NationsBank, as Agent and as
                           Lender, and the lenders party thereto.

                    10.68 Form of Revolving Note issued by TBG pursuant to the TBG Credit Agreement.

                    10.69  Swing Line Note issued by TBG pursuant to the TBG
                           Credit Agreement.

                    10.70  Guaranty Agreement, dated March 11, 1998, by
                           Coca-Cola Bottling Company of the Southwest in favor of NationsBank, as Agent, pursuant to the TBG Credit
                           Agreement.

                    10.71  LC Account Agreement, dated March 11, 1998, between
                           TBG and NationsBank, as Agent, pursuant to the TBG
                           Credit Agreement.

                    10.72 Stock Pledge Agreement, dated March 11, 1998, between TBG and NationsBank, as Agent, pursuant to the TBG Credit Agreement.

                    10.73  The Coca-Cola Bottling Group (Southwest), Inc.
                           Management Incentive Agreement by and between the Company and Charles F. Stephenson, effective
                           January 1, 1998.#



                    10.74  The Coca-Cola Bottling Group (Southwest), Inc.
                           Management Incentive Agreement by and between the Company and E. T. Summers, III, effective
                           January 1, 1998.#

                    21.1   Subsidiaries of the Company.(9)
                    27     Financial Data Schedule
-----------------
(9)  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                                       35

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Coca-Cola Bottling Group (Southwest), Inc.
                                   (Registrant)


                              By:/s/ Charles F. Stephenson
                                 ----------------------------------------------
                                  Charles F. Stephenson,
                                  President

                              Date:  March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                    Date
---------                               -----                    ----

/s/ Edmund M. Hoffman         Co-Chairman and Director           March 30, 1998
--------------------------    (Principal Executive Officer)
Edmund M. Hoffman


/s/ Robert K. Hoffman         Co-Chairman and Director           March 30, 1998
--------------------------
Robert K. Hoffman


/s/ Charles F. Stephenson     President (Principal Financial     March 30, 1998
--------------------------    and Accounting Officer)
Charles F. Stephenson

                            INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

     Report of Independent Public Accountants. . . . . . . . . . . . . . .  F-2
     Consolidated Balance Sheets as of
        December 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . . .  F-3
     Consolidated Statements of Income . . . . . . . . . . . . . . . . . .  F-5
     Consolidated Statements of Stockholder's Equity . . . . . . . . . . .  F-6
     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .  F-7
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  F-9

TEXAS BOTTLING GROUP, INC.

     Report of Independent Public Accountants. . . . . . . . . . . . . . .  F-21
     Consolidated Balance Sheets as of
        December 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . . .  F-22
     Consolidated Statements of Income . . . . . . . . . . . . . . . . . .  F-24
     Consolidated Statements of Stockholders' Equity . . . . . . . . . . .  F-25
     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .  F-26
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  F-28

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Coca-Cola Bottling Group (Southwest), Inc.:

We have audited the accompanying consolidated balance sheets of The Coca-Cola Bottling Group (Southwest), Inc. (a Nevada corporation and a wholly owned subsidiary of CCBG Corporation, a Nevada corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Coca-Cola Bottling Group (Southwest), Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP



Dallas, Texas,
  March 12, 1998

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES


            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1997
                 (Amounts in Thousands, Except Share Data)

                     ASSETS                        1996        1997
                     ------                      --------    --------
CURRENT ASSETS:
  Cash and cash equivalents                      $  3,111    $  3,208
  Receivables-
    Trade accounts, net of allowance for
      doubtful accounts of $537 and $523 in
      1996 and 1997                                17,053      17,431
    Other                                           6,678       7,418
                                                 --------    --------
        Total receivables, net                     23,731      24,849

  Inventories                                       9,756       9,461
  Prepaid expenses and other                        1,846       1,930
  Deferred tax asset                                5,848       6,883
                                                 --------    --------
        Total current assets                       44,292      46,331
                                                 --------    --------
PROPERTY, PLANT, AND EQUIPMENT:
  Land                                              5,796       5,655
  Buildings and improvements                       28,238      27,818
  Vending machines, machinery, and equipment       69,181      79,959
  Furniture and fixtures                            3,573       3,287
  Transportation equipment                         17,670      19,818
                                                 --------    --------

                                                  124,458     136,537

  Less-Accumulated depreciation and
    amortization                                  (79,256)    (86,132)
                                                 --------    --------

        Property, plant, and equipment, net        45,202      50,405
                                                 --------    --------

OTHER ASSETS:
  Franchise rights, net of accumulated
    amortization of $37,744 and $41,328 in
    1996 and 1997                                 105,910     102,317
  Goodwill, net of accumulated amortization
    of $1,828 and $2,223 in 1996 and 1997          13,516      13,121
                                                 --------    --------

        Franchise rights and goodwill             119,426     115,438

  Deferred financing costs and other assets,
    net of accumulated amortization of $13,834
    and $15,098 in 1996 and 1997                   16,298      14,141
  Deferred tax asset                                3,725       2,322
  Net assets of discontinued operations             1,706           -
                                                 --------    --------

        Total other assets                        141,155     131,901
                                                 --------    --------

        Total assets                             $230,649    $228,637
                                                 --------    --------
                                                 --------    --------

           The accompanying notes are an integral part of these
                      consolidated balance sheets.

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES


           CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1997
                  (Amounts in Thousands, Except Share Data)


    LIABILITIES AND STOCKHOLDER'S EQUITY           1996        1997
    ------------------------------------         --------    --------
CURRENT LIABILITIES:
  Accounts payable                               $ 20,986    $ 18,090
  Accrued payroll                                   2,656       3,494
  Accrued interest                                  1,629       1,646
  Other accrued liabilities                         1,336       1,985
  Current maturities of long-term debt             12,816       2,015
  Net liabilities of discontinued operations            -          17
                                                 --------    --------

        Total current liabilities                  39,423      27,247
                                                 --------    --------

LONG-TERM DEBT, net of current maturities         238,027     251,529

OTHER LIABILITIES                                  13,326      11,900

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $.10 par value;
    250,000 shares authorized; 100,000
    shares issued and outstanding                      10          10
  Additional paid-in capital                       26,223      26,223
  Retained deficit                                (86,360)    (88,272)
                                                 --------    --------

        Total stockholder's equity                (60,127)    (62,039)
                                                 --------    --------

Total liabilities and stockholder's equity       $230,649    $228,637
                                                 --------    --------
                                                 --------    --------

           The accompanying notes are an integral part of these
                      consolidated balance sheets.

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (Amounts in Thousands)

                                                     1995        1996        1997
                                                   --------    --------    --------
NET REVENUES                                       $233,395    $243,857    $244,964

COSTS AND EXPENSES:
  Cost of goods sold (exclusive of
    depreciation shown below)                       125,017     126,459     126,429
  Selling, general, and administrative               64,275      70,546      74,872
  Depreciation and amortization                      12,447      13,892      15,568
                                                   --------    --------    --------

        Operating income                             31,656      32,960      28,095

INTEREST:
  Interest on debt                                  (22,899)    (21,006)    (20,563)
  Deferred financing cost                            (1,222)       (593)       (583)
  Interest income                                       241         182         178
                                                   --------    --------    --------

                                                    (23,880)    (21,417)    (20,968)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY       5,311       7,531       3,379
                                                   --------    --------    --------

        Income from operations before income
          taxes, discontinued operations and
          extraordinary item                         13,087      19,074      10,506

INCOME TAX BENEFIT (PROVISION)                       10,119      (2,770)     (2,110)
                                                   --------    --------    --------

        Income from operations before
          discontinued operations and
          extraordinary item                         23,206      16,304       8,396

DISCONTINUED OPERATIONS:
  Loss from discontinued operations, net of
    income tax benefit of $234, $461, and $468 in
    1995, 1996, and 1997, respectively                 (436)       (856)       (869)
  Loss on disposal of discontinued operations,
    net of income tax benefit of $505                     -           -        (939)
                                                   --------    --------    --------

        Income from operations before
          extraordinary item                         22,770      15,448       6,588

EXTRAORDINARY ITEM, net of income tax benefit
  of $423 in 1995                                      (787)          -           -
                                                   --------    --------    --------

  Net income                                       $ 21,983    $ 15,448    $  6,588
                                                   --------    --------    --------
                                                   --------    --------    --------

              The accompanying notes are an integral part of these
                            consolidated statements.

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (Amounts in Thousands)

                                     Common Stock    Additional
                                   ---------------     Paid-In      Retained
                                   Shares   Amount     Capital      Deficit
                                   ------   ------   ----------    ---------
BALANCE, December 31, 1994          100      $ 10     $26,223      $(113,136)

  Net income                          -         -           -         21,983

  Dividends paid                      -         -           -         (4,305)
                                    ---      ----     -------      ---------

BALANCE, December 31, 1995          100        10      26,223        (95,458)

  Net income                          -         -           -         15,448

  Dividends paid                      -         -           -         (6,350)
                                    ---      ----     -------      ---------

BALANCE, December 31, 1996          100        10      26,223        (86,360)

  Net income                          -         -           -          6,588

  Dividends paid                      -         -           -         (8,500)
                                    ---      ----     -------      ---------

BALANCE, December 31, 1997          100      $ 10     $26,223      $ (88,272)
                                    ---      ----     -------      ---------
                                    ---      ----     -------      ---------

               The accompanying notes are an integral part of
                       these consolidated statements.

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                           (Amounts in Thousands)

                                                        1995         1996        1997
                                                      ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  21,983    $ 15,448    $  6,588
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Net loss from discontinued operations                 436         856       1,808
      Depreciation and amortization                      12,447      13,892      15,568
      Provision for bad debts                               120          68         300
      Amortization of deferred financing costs            1,222         593         583
      Deferred tax (benefit) provision                  (10,800)      1,227         368
      Deferred compensation                               1,598       1,591        (565)
      Earnings of unconsolidated subsidiary              (5,311)     (7,531)     (3,379)
      Extraordinary item                                  1,210           -           -
      Change in assets and liabilities, excluding
        effects of extraordinary item:
          Receivables                                    (1,251)     (2,067)     (1,418)
          Inventories                                     1,017         213         295
          Prepaid expenses and other                       (164)       (989)        (84)
          Accounts payable                                1,484       5,058      (2,896)
          Accrued expenses                                 (537)       (911)      1,504
          Other liabilities                                   -       2,438         814
                                                      ---------    --------    --------
          Net cash provided by operating
            activities                                   23,454      29,886      19,486
                                                      ---------    --------    --------

NET CASH USED BY DISCONTINUED OPERATIONS                   (265)     (1,883)        (85)
                                                      ---------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment            (8,111)    (12,573)    (15,553)
  Other noncurrent assets disposed of (acquired)           (711)     (2,083)       (908)
  Dividends received                                      3,853       4,137       4,630
                                                      ---------    --------    --------

          Net cash used by investing activities          (4,969)    (10,519)    (11,831)
                                                      ---------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving
    credit facility                                      (3,500)      2,300       7,850
  Payments on long-term debt                             (7,191)    (13,369)    (12,473)
  Proceeds from issuance of long-term debt, net         118,457           -       5,650
  Retirement of long-term debt                         (121,122)          -           -
  Purchase of interest rate cap                            (588)          -           -
  Dividends paid                                         (4,305)     (6,350)     (8,500)
                                                      ---------    --------    --------

          Net cash used by financing activities         (18,249)    (17,419)     (7,473)
                                                      ---------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               (29)         65          97

CASH AND CASH EQUIVALENTS, beginning of year              3,075       3,046       3,111
                                                      ---------    --------    --------

CASH AND CASH EQUIVALENTS, end of year                $   3,046    $  3,111    $  3,208
                                                      ---------    --------    --------
                                                      ---------    --------    --------

               The accompanying notes are an integral part of these
                             consolidated statements.

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (Amounts in Thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                             1995       1996       1997
                                           -------    -------    -------
Cash paid during the year for:
  Interest                                 $22,097    $23,421    $20,368
  Income taxes                                   -        552        350











          The accompanying notes are an integral part of these
                        consolidated statements.

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Coca-Cola Bottling Group (Southwest), Inc., a Nevada corporation (the "Company," a wholly owned subsidiary of CCBG Corporation) and its wholly owned subsidiaries. The major operating subsidiary is Southwest Coca-Cola Bottling Company, Inc. ("Southwest Coke"). The Company primarily bottles and distributes soft drinks in its franchise territories (food service operations are not material) which include a substantial portion of western Texas and the Texas Panhandle, western Oklahoma, and eastern New Mexico and extend into portions of Colorado and Kansas. All material intercompany balances and transactions have been eliminated in consolidation.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has an interest in Texas Bottling Group, Inc. ("TBG"), an unconsolidated subsidiary. TBG, through its wholly owned subsidiary, Coca-Cola Bottling Company of the Southwest ("San Antonio Coke"), primarily bottles and distributes soft drinks in its franchise territories in central and southern Texas, including the cities of San Antonio and Corpus Christi.

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

INVENTORIES

Inventories include the costs of materials and direct labor and manufacturing overhead, when applicable, and are valued at the lower of first-in, first-out cost or market, except for repair parts and supplies, which are valued at cost. Inventories as of December 31, 1996 and 1997, are summarized as follows (in thousands):

                                   1996      1997
                                  ------    ------
    Raw materials                 $1,991    $2,307
    Finished goods                 7,252     6,643
    Repair parts and supplies        513       511
                                  ------    ------
                                  $9,756    $9,461
                                  ------    ------
                                  ------    ------


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

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting and Standards Board has issued Statement of Financial Accounting Standard (SFAS) No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements become effective during 1998 and are not expected to have a significant effect on the financial position of the Company.

2.    PARENT COMPANY:

The Company and its subsidiaries are the sole source of funds to satisfy certain payment obligations of CCBG Corporation (the "Parent").

3.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

The Company owns 541,916 shares of Class A common stock of TBG, which represents 49% of the ownership of TBG. The Prudential Insurance Company of America and its affiliate own 226,277 shares of Class B common stock, which effectively represents 51% of the ownership of TBG, as the Class B common stock is convertible into 553,247 shares of Class A common stock at the option of the holder. There are restrictions in the Company's credit agreements that limit transactions between the Company and TBG to cross-production, common administrative and operational functions, services provided under the management agreement with TBG and other transactions, if the terms are at least as favorable to the Company as the same transaction would be with a third party. In addition, TBG's credit agreements have similar provisions. The Company's credit agreements also provide for restrictions on transfers of cash or other assets from the Company to TBG. The Company accounts for its investment in TBG under the equity method.

Summarized financial information for TBG as of December 31, 1996 and 1997, is as follows (in thousands):

                                                                    1996        1997
                                                                  --------    --------
    Current assets                                                $ 45,735    $ 44,388
    Noncurrent assets                                              210,388     206,043
    Current liabilities                                             39,433      23,160
    Long-term debt                                                 203,000     214,867
    Other liabilities                                                3,864       5,072
    Postretirement benefit obligation                                6,157       6,117
    Stockholders' equity                                             3,669       1,215

    For the years ended December 31, 1995,
      1996, and 1997:
                                                        1995        1996        1997
                                                      --------    --------    --------
      Net revenues                                    $215,095    $220,796    $217,508
      Cost of goods sold                               117,233     119,336     116,258
      Income before taxes and extraordinary item        15,883      18,263      10,836
      Net income                                        28,486      15,292       6,946

The Company recognized equity in net income of TBG of $5,311,000 in 1995, $7,531,000 in 1996, and $3,379,000 in 1997. The Company received dividends from TBG of $3,853,000 in 1995, $4,137,000 in 1996, and $4,629,500 in 1997.
The Company's investment in the TBG is included in other assets in the accompanying consolidated financial statements.

The Company has a management agreement with TBG providing for annual management fees of approximately $700,000. The agreement is for a period of one year and automatically renews.

On September 9, 1996, the Federal Trade Commission ("FTC") issued an order dismissing the complaint filed by the FTC in 1988 against San Antonio Coke, a wholly owned subsidiary of TBG, bringing to an end the FTC's efforts to force the divestiture of Dr Pepper licenses held by San Antonio Coke for a ten-county area around and including San Antonio, Texas.

4.    DEBT:

On March 11, 1998, the Company entered into a new credit agreement (the "1998 Bank Credit Agreement") with a group of banks. The 1998 Bank Credit Agreement provides the Company with credit facilities, under which the Company may borrow up to $270 million. The credit facilities include the following: 1) a 364-day term loan facility (the "1998 Term Loan") under which the Company may borrow up to $50 million; and 2) a five-year revolving credit agreement (the "1998 Revolver") under which the Company may borrow up to $220 million. As required by the 1998 Bank Credit Agreement, the proceeds of the 1998 Term Loan shall be used solely for the repurchase of any remaining amounts of the existing 9% Senior Subordinated Debt and the proceeds from the 1998 Revolver shall be used to refinance existing indebtedness or as allowed under the new credit agreement. Advances made under the 1998 Term Loan will be available in a single borrowing and will be subject to quarterly amortization of principal based on the following schedule (with final payment due five years from the advance):

          Year after Advance                         Amortization
                 1                                   $ 4 million
                 2                                   $ 6 million
                 3                                   $10 million
                 4                                   $15 million
                 5                                   $15 million

The 1998 Revolver shall bear interest at a rate equal to either LIBOR plus 0.375% to 1.75% or the Alternate Base Rate, as defined, plus 0.0% to 0.75%. The 1998 Term Loan shall bear interest at a rate equal to either LIBOR plus 1.125% to 2.5% or the Alternate Base Rate, as defined, plus 0.0% to 1.25%. Interest rates and commitment fees on the 1998 Revolver and the 1998 Term Loan are subject to change, depending on the ratio of total debt to earnings, as defined, at the end of each calendar quarter. Interest payments are payable quarterly or as defined on the 1998 Revolver and the 1998 Term Loan. The Company must pay a commitment fee of 0.18% to 0.5% of the average daily unused committed amount of the 1998 Revolver and 0.18% to 0.5% of the available 1998 Term Loan. Additionally, the Company paid an underwriting fee equal to 0.5% of the entire amount of the 1998 Bank Credit Agreement at closing. This fee was approximately $1.35 million and will be amortized over the life of the 1998 Bank Credit Agreement.

Under the 1998 Bank Credit Agreement, the group of banks received a first priority perfected security interest in all of the existing and future capital stock of the Company and its subsidiaries. Upon the fourth consecutive fiscal quarterly determination of total debt to earnings, as defined, of not greater than 5.0 to 1, the Company may elect to terminate the security interest in stock of the Company and subsidiaries.

The 1998 Bank Credit Agreement is subject to certain restrictive covenants that among other restrictions require maintenance of minimum ratios of debt to earnings, as defined, maintenance of earnings to fixed charges, as defined, and limitations of capital expenditures. The 1998 Bank Credit Agreement permits the payment of dividends and other distributions to shareholders so long as no default exists.

In March 1998, the Company used proceeds from the 1998 Bank Credit Agreement to repay amounts outstanding, as described below, related to the Variable Term Loan, the Revolver and other debt. Additionally, in March 1998, the Company plans to initiate the repurchase of a portion of its 9% Senior Subordinated Notes. The Company intends to repurchase the remainder of the
9% Senior Subordinated Notes by December 1998.   This will result in an
after-tax loss that will be recorded as an extraordinary item in the financial results for the year ended December 31, 1998. The extraordinary charge will include all unamortized costs, including unamortized costs related to the 1995 interest rate cap agreement (Note 6), of approximately $1.2 million related to debt repaid during 1998 and any unamortized costs and premium paid on the early extinguishment of the 9% Senior Subordinated Notes.

Long-term debt and related collateral consists of the following as of December 31, 1996 and 1997 (in thousands):

                                                                   DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
     9% Senior Subordinated Notes -- unsecured, due on
     November 15, 2003; interest is payable semiannually
     on May 15 and November 15                                $140,000    $140,000

     Variable Term Loan -- due in quarterly installments
     through March 31, 2003                                    102,000      90,000

     Other                                                       2,043       8,894

     Borrowings under revolving credit facility                  6,800      14,650
                                                              --------    --------

     Total debt                                                250,843     253,544

     Less- Current maturities                                   12,816       2,015
                                                              --------    --------

     Total long-term debt                                     $238,027    $251,529
                                                              --------    --------
                                                              --------    --------

Principal payments for maturities of long-term debt, after giving effect to the 1998 Bank Credit Agreement, for the next five years are as follows as of December 31, 1997 (in thousands):

          1998                 $  2,015
          1999                      847
          2000                      882
          2001                      952
          2002                      505
          Thereafter            248,343
                               --------
                               $253,544
                               --------
                               --------

VARIABLE TERM LOAN AND REVOLVER

In April 1995, the Company entered into a loan agreement with Texas Commerce Bank National Association as agent for a syndicate of financial institutions. The agreement provided for a $120 million term loan (the "Variable Term Loan") and a $30 million revolving credit facility (the "Revolver"). The Variable Term Loan and Revolver were repaid in March 1998. As of December 31, 1997, $14.65 million was outstanding on the Revolver. Borrowings under the Variable Term Loan and Revolver (collectively, the "1995 Bank Credit Agreement") were used to replace the Company's 10.05% senior secured notes and the $75 million 1993 bank credit agreement with Citicorp USA as agent for a group of banks which resulted in the Company recording a charge of $0.8 million for unamortized deferred financing costs.

Both the Variable Term Loan and Revolver calculated interest at the Company's option at either Alternate Base Rate (8.5% as of December 31, 1997) or Eurodollar Rate (5.9% as of December 31, 1997) plus 1.00%. A commitment fee of 0.25% was charged on the average daily unused portion of the Revolver. Interest rates on the 1995 Bank Credit Agreement were subject to change, depending on the ratio of total debt to cash flow, as defined, at the end of each calendar quarter. The interest rates were adjusted quarterly in a range from a maximum of Alternate Base Rate plus .50% or Eurodollar Rate plus 1.75% to a minimum of Alternate Base Rate or Eurodollar Rate plus .50%, according to a grid of permitted debt to cash flow ratios. Interest on the 1995 Bank Credit Agreement was due on the last day of each calendar quarter for amounts borrowed at the Alternate Base Rate or at the end of each applicable interest period for amounts borrowed at the Eurodollar Rate. For interest periods exceeding three months, related interest expense was due on the last day of each calendar quarter.

Borrowings under the 1995 Bank Credit Agreement were secured by pledges of the stock of the Company and its subsidiaries and certain intercompany indebtedness of Southwest Coke to the Company, as well as guarantees of the Parent and the Company's subsidiaries.

The 1995 Bank Credit Agreement contained several restrictive covenants, the most significant of which: required maintenance of minimum ratios of cash flow to interest expense and fixed charges, as defined; limited the ratio of debt to cash flow, as defined; and restricted the issuance of additional common stock. The 1995 Bank Credit Agreement did permit the payment of dividends and other distributions to shareholders as permitted by the indenture governing the 9% Notes due 2003 and also limited by minimum fixed charge coverage requirements, so long as no default existed.

Interest expense was approximately $24,121,000, $21,599,000, and $21,146,000 in 1995, 1996, and 1997, respectively. Interest expense in 1995 included approximately $3,854,000 related to the termination of an interest rate swap agreement (see Note 6).

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

Management estimates that the fair value of its 9% Notes as of December 31, 1997, was approximately $144 million based on publicly quoted prices.

6.    DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS:

In connection with the 1995 Bank Credit Agreement, the Company entered into an interest rate cap agreement with a bank which caps the three-month LIBOR rate at 9% on a notional principal amount of $60 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.6 million.

7.   INCOME TAXES:

The Company's net deferred tax asset and liability as of December 31, 1996 and 1997, are as follows (in thousands):

                                                        1996           1997
                                                      --------        -------
     Deferred tax assets:
        Net operating loss carryforwards              $ 34,308        $29,925
        Investment in unconsolidated subsidiary          3,344          2,080
        Charges for deferred compensation                2,662          2,872
        Other deferred tax assets                        1,892          2,386
                                                      --------        -------

                                                        42,206         37,263
     Less - Valuation allowance                         (1,877)           -
                                                      --------        -------

                                                        40,329         37,263

     Deferred tax liabilities:
        Tax over book depreciation and amortization     29,150         26,487
        Book basis over tax basis on assets
         of purchased subsidiary                         1,225          1,225
        Other deferred tax liabilities                     381            346
                                                      --------        -------

                                                        30,756         28,058
                                                      --------        -------

        Net deferred tax asset                        $  9,573        $ 9,205
                                                      --------        -------
                                                      --------        -------

The Company had net operating loss carryforwards of approximately $98.9 million and $85.5 million at December 31, 1996 and 1997. These carryforwards expire as follows:

               2003                          $11,900
               2004                           14,800
               2005                           14,500
               2006                           14,300
               2007                           11,300
               2008                           14,200
               2009                            1,600
               2010                            2,900
                                             -------

                                             $85,500
                                             -------
                                             -------

The Company's benefit (provision) for income taxes, including the benefit from discontinued operations and the extraordinary item, for the periods ended December 31, 1995, 1996, and 1997, is as follows (in thousands):

                                                   1995       1996        1997
                                                 --------   --------    --------
        Current                                  $  (447)   $(1,082)    $  (769)
        Deferred                                  10,800     (1,227)       (368)
                                                 --------   --------    --------
           Total benefit (provision) for
            income taxes                         $10,353    $(2,309)    $(1,137)
                                                 --------   --------    --------
                                                 --------   --------    --------

Reconciliation between the actual benefit (provision) for income taxes and income taxes computed by applying the federal statutory rate to income before income taxes, discontinued operations and extraordinary item is as follows (in thousands):

                                                 1995         1996         1997
                                                 ----         ----         ----
  Income tax provision computed at the
      statutory rate                          $ (4,346)     $(6,215)     $(2,704)
  Reduction in valuation allowance              15,030        4,232        1,877
  Amortization of goodwill                        (331)        (326)        (332)
  Other                                            -            -             22
                                              --------      -------      -------

                                              $ 10,353      $(2,309)     $(1,137)
                                              --------      -------      -------
                                              --------      -------      -------

8.   COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES:

The Company is a member of a soft drink canning cooperative and owned approximately 4% (qualifying shares) at December 31, 1997. During 1995, 1996, and 1997, the Company had purchases of $777,000, $3,340,000, and $6,223,000 from this cooperative.

The Company purchased approximately $4,468,000, $14,960,000, and $13,428,000 in 1995, 1996, and 1997, of soft drink products from TBG and had sales to this entity of approximately $1,657,000, $12,704,000, and $14,857,000 in 1995, 1996,
and 1997, respectively.

At December 31, 1997, the Company owned approximately 23% of Western Container Corporation ("Western"), a plastic bottle manufacturer. Western was formed by the Company and other bottlers to provide plastic bottles for their bottling operations. The Company had purchases of $8,704,000, $8,079,000, and $6,304,000 from Western in 1995, 1996, and 1997. The Company has a minimum purchase agreement with Western through 1998. The Company has met its purchase requirements in 1997 and expects to continue to meet these requirements in the future.

The Company is self-insured for portions of its casualty insurance and certain other business risks up to limits of between $150,000 and $250,000. Management provides for all material open claims plus an estimate for incurred but not reported claims related to these uninsured risks.

In conjunction with certain insurance policies, the Company has established irrevocable and unconditional letters of credit, expiring March 22, 1988, July 1, 1998, and August 1, 1998, for $1,381,000, $25,000, and $780,000 in favor of three insurance companies. The letters of credit protect the insurance companies in case of nonperformance by the Company. The letters of credit were not used as of December 31, 1997, and management does not expect to use the letters of credit through expiration.

The Company also becomes involved in certain legal proceedings in the normal course of business. Management believes that the outcome of such litigation will not materially affect the Company's consolidated financial position or results of operations.

At December 31, 1997, the Company had a loan in the amount of $1,550,000 to the Edmund M. and Adelyn Jean Hoffman Trust. Funds borrowed under the loan agreement bear interest at 8% per annum. Edmund M. Hoffman is the Co-Chairman of the Board of the Company.

As of December 31, 1997, the Company has a loan outstanding to Charles F. Stephenson, President of the Company and Southwest Coke, in the amount of $100,000. The loan bears interest at 8% per annum and is due on the earlier of February 1, 1999, or the 30th day after his last day of employment as a manager of the Company or one of its subsidiaries.

9.   COMPENSATION AND BENEFIT PLANS:

401(k) PLAN

The Company has a voluntary 401(k) plan available to substantially all full-time employees with over one year of service. Employees can deposit up to 15% of total compensation. Company contributions to the 401(k) plan are at the Board of Directors' discretion and are limited to the lesser of employee contributions or 4% of the employee's total compensation. The Company's contributions to the 401(k) plan in 1995, 1996, and 1997 included in the consolidated statements of income, were approximately $516,000, $902,000, and $901,000.

Effective June 30, 1996, the San Antonio Coke voluntary 401(k) plan merged with the Company's 401(k).

PENSION PLAN

The Company has a defined benefit pension plan covering substantially all full-time employees with over one year of service.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1996 and 1997 (in thousands):

                                                               1996            1997
                                                             --------         ------
     Accumulated benefit obligation-
        Vested benefits                                      $(12,680)      $(16,360)
        Nonvested benefits                                       (358)          (580)
                                                             --------         ------

                                                              (13,038)       (16,940)

     Effect of projected future compensation levels            (3,417)        (2,401)
                                                             --------         ------
     Projected benefit obligation                             (16,455)       (19,341)
     Plan assets at fair value                                 17,725         20,264
                                                             --------         ------
     Plan assets in excess of projected benefit
      obligation                                                1,270            923
     Unrecognized net loss being amortized                        429            707
     Unrecognized net asset at January 1, 1987,
       amortized over 15 years                                 (1,000)          (813)
                                                             --------         ------
     Pension asset                                           $    699         $  817
                                                             --------         ------
                                                             --------         ------

Net periodic pension cost for 1995, 1996, and 1997 included the following components (in thousands):

                                                  1995         1996            1997
                                                -------      --------         ------
     Service cost - benefits earned             $   627      $    815         $  909
     Interest cost on projected benefit
       obligation                                   965         1,093          1,207
     Actual return on plan assets                (3,347)       (2,222)        (2,673)
     Net amortization and deferral                2,144           756            995
                                                -------      --------         ------

     Net periodic pension cost                  $   389      $    442         $  438
                                                -------      --------         ------
                                                -------      --------         ------

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8.0% and 4.5% in 1995; 7.25% and 5% in 1996 and 1997. The expected long-term rate of return on assets was 8.5% in 1995, 1996 and 1997. The Plan assets consist primarily of money market investments, stocks, bonds and an insurance company's general and growth equity accounts.

Effective December 31, 1996, the San Antonio Coke defined benefit plan merged with the Company's defined benefit plan. Benefits attributed to service as an employee of San Antonio Coke after December 31, 1996, will be determined by using the benefit formula of the Parent's plan (which is 38% higher than the formula under the old San Antonio Coke plan), then added to the frozen benefit for 1996 and prior years to calculate the total benefit to be paid to the participant. Only the pension asset and the net periodic pension cost attributable to the Company have been presented above.

EXECUTIVE SECURITY PLAN

The Company maintains an executive security plan (the "Plan") covering certain key executives of the Company. In addition, the Company entered into employment agreements ("Agreements") with two other key executives. The Agreements provide for disability, defined retirement, and death benefits to be paid out of the general assets of the Company, and the Plan provides for death benefits which will be funded by life insurance policies. Expense for the Agreements included in the consolidated statements of income was $600,000 in 1995, 1996, and 1997.

MANAGEMENT INCENTIVE PLAN

Effective January 1, 1997, the Company amended its long-term management incentive agreements (the "old agreements") with certain of its key officers and managers in effect since January 1, 1994. The amendments shortened the length of the old agreements from five years to three years, eliminated cash flow goals for the fourth and fifth years, changed the basis of a lump-sum end payment from a five-year operating cash flow goal to a three-year operating cash flow goal, and provided a schedule for remaining payments under the plan. Expense for the old agreements included in the consolidated statements of income was $980,000 in 1995, 1996, and 1997.

Effective January 1, 1997, the Company entered into new long-term management incentive agreements (the "new agreements") with certain of its key officers and managers. Under the new agreements, a lump-sum payment is made based upon the attainment of a cumulative, three-year operating cash flow goal for the combined operations of Southwest Coke and TBG. No expense for the new agreements is included in the consolidated statements of income for any year presented.

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

10.  DISCONTINUED OPERATIONS:

In December 1997, the Company's management adopted a plan to discontinue operations of the Dani Group ("Dani"). The Company expects to fully dispose of Dani through sale of its remaining assets in 1998. Accordingly, the operating results of Dani, including provisions for estimated lease termination costs, employee benefits, and losses incurred during the phase-out period of approximately $890,000 and a write-off of receivables, leasehold improvements, and deferred charges of approximately $554,000 have been segregated from continuing operations and reported as a separate line item on the statement of income.

The Company has restated its prior financial statements to present the operating results of Dani as a discontinued operation. The assets and liabilities of such operations at December 31, 1997, have been reflected as a net current liability based substantially on the original classification of such assets and liabilities.

Summarized financial information for the discontinued operations was as follows (amounts in thousands):

For the years ended December 31                   1995       1996        1997
                                                 ------     ------     -------
   Operating revenues                            $1,958     $3,088     $ 4,296
   Loss from discontinued operations,
    net of income taxes                             436        856       1,808

At December 31                                               1996         1997
                                                            ------     -------

   Total assets                                             $2,101     $ 1,179
   Total liabilities                                          (395)     (1,196)
   Net assets (liabilities) of discontinued
    operations                                               1,706         (17)

11.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

As of December 31, 1995, 1996, and 1997, the balance for allowance for doubtful accounts was $537,000, $537,000, and $523,000. The activity for this account for the three years ended December 31, 1997, was as follows:

                  Balance at              Write-offs,   Balance
                  Beginning   Charged to    Net of      at End
    Year           of Year     Expense    Recoveries    of Year
    ----          ----------  ----------  ----------    -------
    1995            $537        $120        $(119)        $538
    1996             538          68          (69)         537
    1997             537         300         (314)         523

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Texas Bottling Group, Inc.:

We have audited the accompanying consolidated balance sheets of Texas Bottling Group, Inc. (a Nevada corporation) and subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Bottling Group, Inc. and subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                      ARTHUR ANDERSEN LLP



Dallas, Texas,
March 12, 1998

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY


            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1997
                   (Amounts in Thousands, Except Share Data)


       ASSETS                                              1996        1997
       ------                                            --------    --------
CURRENT ASSETS:
 Cash and cash equivalents                               $    636    $    475
 Receivables-
  Trade accounts, net of allowance for doubtful
   accounts of $544 and $601 in 1996 and 1997              21,349      20,615
  Other                                                     3,280       3,097
                                                         --------    --------

    Total receivables, net                                 24,629      23,712

 Inventories                                                9,327       9,904
 Prepaid expenses and other                                 1,498       1,840
 Deferred tax asset                                         9,645       8,457
                                                         --------    --------

    Total current assets                                   45,735      44,388
                                                         --------    --------
PROPERTY, PLANT, AND EQUIPMENT:
 Land                                                       4,866       4,751
 Buildings and improvements                                20,819      20,429
 Machinery and equipment                                   16,393      17,164
 Vehicles                                                  16,662      18,641
 Vending equipment                                         27,215      33,578
 Furniture and fixtures                                     5,500       6,034
                                                         --------    --------

                                                           91,455     100,597

 Less- Accumulated depreciation and amortization          (50,312)    (57,287)
                                                         --------    --------

    Property, plant, and equipment, net                    41,143      43,310
                                                         --------    --------

OTHER ASSETS:
 Franchise rights, net of accumulated amortization
  of $36,140 and $39,783 in 1996 and 1997                 109,362     105,718
 Goodwill, net of accumulated amortization of $17,455
  and $19,183 in 1996 and 1997, respectively               51,676      49,949
                                                         --------    --------
    Franchise rights and goodwill                         161,038     155,667
 Deferred financing costs and other assets, net of
  accumulated amortization of $2,335 and $2,670 in
  1996 and 1997                                             7,852       7,066
 Deferred tax asset                                           355        -
                                                         --------    --------

    Total other assets                                    169,245     162,733
                                                         --------    --------

    Total assets                                         $256,123    $250,431
                                                         --------    --------
                                                         --------    --------

                 The accompanying notes are an integral part of
                      these consolidated balance sheets.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY


            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1997
                   (Amounts in Thousands, Except Share Data)


   LIABILITIES AND STOCKHOLDERS' EQUITY                         1996        1997
                                                              --------    --------
CURRENT LIABILITIES:
  Accounts payable                                            $ 15,276    $ 15,612
  Accrued payroll                                                  793         845
  Accrued insurance                                              3,342       2,557
  Accrued interest                                               1,364       1,383
  Contribution to employees' benefit plans                       2,158       2,026
  Current maturities of long-term debt                          16,500         737
                                                              --------    --------

     Total current liabilities                                  39,433      23,160
                                                              --------    --------

LONG-TERM DEBT, net of current maturities                      203,000     214,867

OTHER LIABILITIES                                                3,864       3,005

DEFERRED TAX LIABILITY                                             -         2,067

POSTRETIREMENT BENEFIT OBLIGATION                                6,157       6,117

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock Class A, $2 par value; 1,100,249 shares
   authorized; 541,916 issued and outstanding as of
   December 31, 1996 and 1997                                    1,084       1,084
  Common stock Class B, $2 par value; 228,357 shares
   authorized, issued and outstanding (convertible to
   558,332 shares of Class A) as of December 31, 1996 and 1997     457         457
  Additional paid-in capital                                    43,459      43,459
  Retained deficit                                             (41,331)    (43,785)
                                                              --------    --------

     Total stockholders' equity                                  3,669       1,215
                                                              --------    --------

     Total liabilities and stockholders' equity               $256,123    $250,431
                                                              --------    --------
                                                              --------    --------

               The accompanying notes are an integral part of
                     these consolidated balance sheets.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY


                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (Amounts in Thousands)

                                                          1995            1996           1997
                                                        ---------       --------       --------
NET REVENUES                                             $215,095       $220,796       $217,508

COSTS AND EXPENSES:
 Cost of goods sold (exclusive of depreciation
  shown below)                                            117,233        119,336        116,258
 Selling, general, and administrative                      50,154         52,359         57,840
 Depreciation and amortization                             11,548         12,816         14,444
                                                         --------       --------       --------

  Operating income                                         36,160         36,285         28,966

INTEREST:
 Interest on debt                                         (20,250)       (18,006)       (17,797)
 Deferred financing cost                                     (584)          (572)          (572)
 Interest income                                              372            208             65
                                                         --------       --------       --------

                                                          (20,462)       (18,370)       (18,304)

OTHER INCOME, net                                             185            348            174
                                                         --------       --------       --------

  Income before taxes and extraordinary item               15,883         18,263         10,836

INCOME TAX BENEFIT (PROVISION)                             12,675         (2,971)        (3,890)
                                                         --------       --------       --------

  Income before extraordinary item                         28,558         15,292          6,946

EXTRAORDINARY ITEM, net of income tax
    benefit of $39 in 1995                                    (72)        -              -
                                                         --------       --------       --------

  Net income                                             $ 28,486       $ 15,292       $  6,946
                                                         --------       --------       --------
                                                         --------       --------       --------

 The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (Amounts in Thousands)

                                         Common Stock         Additional
                                         ------------           Paid-In         Retained
                                    Class A        Class B      Capital          Deficit
                                    -------        -------    ----------        --------
BALANCE, December 31, 1994            1,084            457         43,459        (68,886)

  Net income                           -              -              -            28,486

  Dividends paid                       -              -              -            (7,823)
                                     ------           ----        -------       --------

BALANCE, December 31, 1995            1,084            457         43,459        (48,223)

  Net income                           -              -              -            15,292

  Dividends paid                       -              -              -            (8,400)
                                     ------           ----        -------       --------

BALANCE, December 31, 1996            1,084            457         43,459        (41,331)

  Net income                           -              -              -             6,946

  Dividends paid                       -              -              -            (9,400)
                                     ------           ----        -------       --------

BALANCE, December 31, 1997           $1,084           $457        $43,459       $(43,785)
                                     ------           ----        -------       --------
                                     ------           ----        -------       --------

 The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (Amounts in Thousands)

                                                            1995       1996         1997
                                                           ------     ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $  28,486    $15,292      $  6,946
 Adjustments to reconcile net income to net cash
  provided by operating activities-
   Extraordinary item                                          111       -             -
   Depreciation and amortization                            11,548     12,816        14,444
   Provision for bad debts                                     240        240           302
   Deferred tax (benefit) provision                        (12,800)     2,800         3,610
   Amortization of deferred financing costs                    584        572           572
   Deferred compensation                                       846      1,193           780
   Change in assets and liabilities, excluding effects
    of extraordinary item:
     Receivables                                            (5,477)    (2,176)          615
     Inventories                                            (1,105)    (1,143)         (577)
     Prepaid expenses                                          174       (857)         (342)
     Accounts payable                                        7,368     (1,625)          336
     Accrued expenses                                       (2,536)    (2,105)         (714)
     Contribution to employees' benefit plans                   12       (146)         (132)
     Other liabilities                                         318        125        (1,639)
     Postretirement benefit obligation                          30        123           (40)
     Other                                                     203       -                0
                                                         ---------    -------      --------
       Net cash provided by operating activities            28,002     25,109        24,161
                                                         ---------    -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant, and equipment                (9,802)   (10,887)      (10,530)
 Other noncurrent assets acquired                             -        (3,050)         (496)
                                                         ---------    -------      --------
       Net cash used by investing activities                (9,802)   (13,937)      (11,026)
                                                         ---------    -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line of credit                          -         4,000        12,604
 Payments on long-term debt                                 (7,500)   (12,000)      (16,500)
 Proceeds from issuance of long-term debt, net             113,844       -             -
 Retirements of long-term debt                            (116,500)      -             -
 Purchase of interest rate cap                                (490)      -             -
 Payment of dividends                                       (7,823)    (8,400)       (9,400)
                                                         ---------    -------      --------
       Net cash used by financing activities               (18,469)   (16,400)      (13,296)
                                                         ---------    -------      --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                  (269)    (5,228)         (161)
CASH AND CASH EQUIVALENTS, beginning of year                 6,133      5,864           636
                                                         ---------    -------      --------
CASH AND CASH EQUIVALENTS, end of year                   $   5,864    $   636      $    475
                                                         ---------    -------      --------
                                                         ---------    -------      --------

 The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (Amounts in Thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                       1995           1996           1997
                                       ----           ----           ----
Cash paid during the year for:
 Interest                            $22,276        $19,707        $17,739
 Income taxes                              -              -            385



 The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1997

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

INVENTORIES

Inventories include the costs of materials and direct labor and manufacturing overhead, when applicable, and are valued at the lower of first-in, first-out cost or market, except for repair parts and supplies, which are valued at cost. Inventories as of December 31, 1996 and 1997, are summarized as follows (in thousands):

                                             1996           1997
                                            ------         ------
  Raw materials                             $3,351         $3,597
  Finished goods                             4,940          4,852
  Repair parts and supplies                  1,036          1,455
                                            ------         ------
                                            $9,327         $9,904
                                            ------         ------
                                            ------         ------

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year presentation.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting and Standards Board has issued Statement of Financial Accounting Standard (SFAS) No. 129, "Disclosure of Information About Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements become effective during 1998 and are not expected to have a significant effect on the financial position of the Company.

2.    DEBT:

On March 11, 1998, the Company entered into a new credit agreement (the "1998 Senior Credit Facility") with a group of banks. The 1998 Senior Credit Facility provides the Company a revolving credit facility (the "1998 Revolver") under which the Company may borrow up to $230 million. As required by the 1998 Senior Credit Facility, the proceeds of the 1998 Revolver shall be used to refinance existing indebtedness or as allowed under the new credit agreement.

The 1998 Revolver shall bear interest at a rate equal to either LIBOR plus 0.375% to 1.0% or the Alternate Base Rate, as defined. Interest rates and commitment fees on the 1998 Revolver are subject to change, depending on the ratio of total debt to earnings, as defined, at the end of each calendar quarter. Interest payments are payable quarterly or as defined on the 1998 Revolver. The Company must pay a commitment fee of 0.18% to 0.275% of the average daily unused committed amount of the 1998 Revolver. Additionally, the Company paid an underwriting fee equal to 0.5% of the entire amount of the 1998 Senior Credit Facility at closing. This fee was approximately $1.15 million and will be amortized over the life of the 1998 Bank Credit Agreement.

Under the 1998 Senior Credit Facility, the group of banks received a first priority perfected security interest in all of the existing and future capital stock of the Coca-Cola Bottling Company of the Southwest and its subsidiaries for the 1998 Revolver. Upon the fourth consecutive fiscal quarterly determination of total debt to earnings, as defined, of not greater than 4.5 to 1, the Company may elect unsecured status.

The 1998 Senior Credit Facility is subject to certain restrictive covenants that among other restrictions require maintenance of minimum ratios of debt to earnings, as defined, maintenance of earnings to fixed charges, as defined, and limitations of capital expenditures. The 1998 Bank Credit Agreement permits the payment of dividends and other distributions to shareholders so long as no default exists.

In March 1998, the Company used proceeds from the 1998 Senior Credit Facility to repay amounts outstanding, as described below, related to the Variable Term Loan, the Revolver and other debt. Additionally, in March 1998, the Company initiated the repurchase of a portion of its 9% Senior Subordinated Notes. The Company intends to repurchase the remainder of the 9% Senior Subordinated Notes by December 1998. This will result in an after-tax loss that will be recorded as an extraordinary item in the financial results for the year ended December 31, 1998. The extraordinary charge will include all unamortized costs, including unamortized costs related to the 1995 interest rate cap agreement (Note 4), of approximately $1.1 million related to debt repaid during 1998 and any unamortized costs and premium paid on the early extinguishment of the 9% Senior Subordinated Notes.

Long-term debt and related collateral consists of the following as of December 31, 1996 and 1997 (in thousands):

                                                             December 31,
                                                         ---------------------
                                                          1996           1997
                                                         ------         ------
     9% Senior Subordinated Notes - unsecured, due
     November 15, 2003; interest is payable semiannually
     on May 15 and November 15                           $120,000       $120,000

     Variable Term Loan - due in quarterly installments
     through March 31, 2003                                95,500         79,000

         Borrowings under revolving credit facility         4,000          8,000

         Other                                               -             8,604
                                                         --------       --------

         Total debt                                       219,500        215,604

         Less- Current maturities                          16,500            737
                                                         --------       --------

         Total long-term debt                            $203,000       $214,867
                                                         --------       --------
                                                         --------       --------

Principal payments for maturities of long-term debt, after giving effect to the 1998 Senior Credit Facility, for the next five years are as follows as of December 31, 1997 (in thousands):

               1998                                        $  737
               1999                                           798
               2000                                           866
               2001                                           937
               2002                                           528
               Thereafter                                 211,738
                                                         --------
                                                         $215,604
                                                         --------
                                                         --------

VARIABLE TERM LOAN AND REVOLVER

In April 1995, the Company entered into a loan agreement with Texas Commerce Bank National Association as agent for a syndicate of financial institutions. The agreement provided for a $115 million term loan (the "Variable Term Loan") and a $25 million revolving credit facility (the "Revolver"). The Variable Term Loan and Revolver were repaid in March 1998. As of December 31, 1997, $8 million was outstanding on the Revolver. Borrowings under the Variable Term Loan and Revolver (collectively, the "1995 Bank Credit Agreement") were used to replace the Company's 11% senior notes and to repurchase $5 million in principal amount of the Company's 9% Senior Subordinated Notes due 2003. A net extraordinary loss of $72,000 was recognized for the write-off of deferred financing costs and the gain associated with the repurchase of principal.

Both the Variable Term Loan and Revolver calculated interest at the Company's option at either Alternate Base Rate (8.5% as of December 31, 1997) or Eurodollar Rate (5.9% as of December 31, 1997) plus 1.00%. A commitment fee of 0.25% was charged on the average daily unused portion of the Revolver. Interest rates on the 1995 Bank Credit Agreement were subject to change, depending on the ratio of total debt to cash flow, as defined, at the end of each calendar quarter. The interest rates was adjusted quarterly for Alternate Base Rate borrowings from a maximum of Alternate Base Rate plus
 .25% to a minimum of Alternate Base Rate and for Eurodollar borrowings from a maximum of Eurodollar Rate plus 1.50% to a minimum of Eurodollar Rate plus
 .50%, according to a grid of permitted debt to cash flow ratios. Interest on the 1995 Bank Credit Agreement was due on the last day of each calendar quarter for amounts borrowed at the Alternate Base Rate or at the end of each applicable interest period for amounts borrowed at the Eurodollar Rate. For interest periods exceeding three months, related interest expense was due on the last day of each calendar quarter.

Borrowings under the 1995 Bank Credit Agreement were secured by pledges of the stock of San Antonio Coke.

The Company's credit agreements contained several restrictive covenants, the most significant of which: required maintenance of minimum ratio of cash flow to interest expense and fixed charges, as defined; limited the ratio of debt to cash flow, as defined; and restricted the issuance of additional common stock. The 1995 Bank Credit Agreement did permit the payment of dividends and other distributions to shareholders as permitted by the indenture governing the 9% Notes due 2003, so long as no event of default existed.

Interest expense was approximately $20,834,000, $18,578,000, and $18,369,000 in 1995, 1996, and 1997.

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

Management estimates that the fair value of its 9% Notes as of December 31, 1997, was approximately $128 million based on publicly quoted prices.

4.    DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS:

In connection with the 1995 Bank Credit Agreement, the Company entered into an interest rate cap agreement with a bank which caps the three-month LIBOR rate at 9% on a notional principal amount of $50 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.5 million.

5.    LEASES:

Total lease expense for the years ended December 31, 1995, 1996, and 1997 was approximately $2,028,000, $1,583,000, and $1,485,000, respectively. Certain lease agreements contain renewal clauses at the original rates or purchase options at fair market value. Minimum future lease payments, relating principally to vehicles and data processing equipment, under noncancelable operating leases for the next five years, are (in thousands):

               1998                                        $1,191
               1999                                         1,070
               2000                                           782
               2001                                           603
               2002                                           430
               Thereafter                                     331
                                                           ------
                     Total                                 $4,407
                                                           ------
                                                           ------

6.    INCOME TAXES:

The Company's net deferred tax asset and liability as of December 31, 1996 and 1997, are as follows (in thousands):

                                                           1996           1997
                                                          ------         ------
 Deferred tax assets:
  Net operating loss carryforwards                        $55,020        $50,295
  Postretirement benefit obligation                         2,170          2,141
  Deferred employee benefits                                1,222          1,342
  Other deferred tax assets                                 1,386          1,579
                                                          -------        -------
                                                           59,798         55,357
 Deferred tax liabilities:
  Tax over book depreciation and amortization              49,758         48,927
  Other deferred tax liabilities                               40             40
                                                          -------        -------

                                                           49,798         48,967
                                                          -------        -------

 Net deferred tax asset                                   $10,000       $  6,390
                                                          -------        -------
                                                          -------        -------

The Company had net operating loss carryforwards of approximately $157.2 million and $143.7 million at December 31, 1996 and 1997, respectively. These carryforwards will expire as follows:

               2002                                     $  10,400
               2003                                        26,700
               2004                                        23,700
               2005                                        19,900
               2006                                        19,900
               2007                                        13,800
               2008                                        20,400
               2009                                         3,500
               2010                                         5,400
                                                         --------
                                                         $143,700
                                                         --------
                                                         --------

The Company's benefit (provision) for income taxes, including the benefit from the extraordinary item, for the periods ended December 31, 1995, 1996, and 1997 is as follows (in thousands):


                                       1995          1996           1997
                                      -------       -------        -------
 Current                              $  (125)      $  (171)       $  (280)
 Deferred                              12,800        (2,800)        (3,610)
                                      -------       -------        -------
  Total benefit (provision) for
   income taxes                       $12,675       $(2,971)       $(3,890)
                                      -------       -------        -------
                                      -------       -------        -------

Reconciliation between the actual benefit (provision) for income taxes and income taxes computed by applying the federal statutory rate to income before taxes and extraordinary item is as follows (in thousands):

                                                1995          1996           1997
                                               -------       -------        -------
 Income tax (provision) computed at the
  statutory rate                               $(5,559)      $(6,392)       $(3,793)
 Reduction in valuation allowance               18,523         3,652              -
 Amortization of goodwill                         (224)         (224)          (224)
 Other                                             (65)           (7)           127
                                               -------       -------        -------
                                               $12,675       $(2,971)       $(3,890)
                                               -------       -------        -------
                                               -------       -------        -------

7.    COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES:

The Company paid $700,000 annually in 1995, 1996, and 1997 to The Coca-Cola Bottling Group (Southwest), Inc. ("CCB Group"), holder of the Company's Class A common stock, under a management agreement. The agreement is for a period of one year and is renewable automatically. The Company also had sales of approximately $4,468,000, $14,960,000, and $13,428,000 and purchases of approximately $1,657,000, $12,704,000, and $14,857,000 in 1995, 1996, and
1997, respectively with a subsidiary of CCB Group.

An officer of the Company serves on the Board of Directors of Western Container Corporation ("Western"), a plastic bottle manufacturing cooperative. The Company had purchases of $14,477,000, $12,675,260, and $11,224,000 from Western in 1995, 1996, and 1997, respectively. The Company has a minimum purchase agreement with Western through 1998. The Company has met its purchase requirements in 1997 and expects to continue to meet these requirements in the future.

On September 9, 1996, the Federal Trade Commission ("FTC") issued an order dismissing the complaint filed by the FTC in 1988 against San Antonio Coke, bringing to an end the FTC's efforts to force the divestiture of Dr Pepper licenses for San Antonio Coke for a ten-county area around and including San Antonio, Texas.

The Company is self-insured for portions of its casualty insurance, product liability, and certain other business risks up to limits of between $25,000 and $250,000. Management provides for all material open claims plus an estimate for incurred but not reported claims related to these uninsured risks.

In conjunction with certain insurance policies, the Company has established irrevocable and unconditional letters of credit, expiring March 22, 1998, August 1, 1998, and February 1, 1999, for $1,515,000, $350,000, and $200,000
in favor of two insurance companies. The letters of credit protect the insurance companies in case of nonperformance by San Antonio Coke. The letters of credit were not used as of December 31, 1997, and management does not expect to use the letters of credit through expiration.

The Company also becomes involved in certain legal proceedings in the normal course of business. Management believes that the outcome of such litigation will not materially affect the Company's consolidated financial position or results of operations.

8.    COMPENSATION AND BENEFIT PLANS:

401(k) PLAN

Through June 30, 1996, San Antonio Coke had a voluntary 401(k) plan (the "San Antonio 401(k) Plan") available to substantially all full-time employees with over one year of service. Employees could deposit up to 15% of total compensation, tax deferred in the San Antonio 401(k) Plan on an annual basis. Through June 30, 1996, the San Antonio Coke contributions to the San Antonio 401(k) Plan were at the discretion of the Board of Directors and were limited to 50% of the employees' contributions up to 5% of total compensation.

Effective June 30, 1996, the San Antonio 401(k) Plan merged with the CCB Group 401(k) plan (the "401(k) Plan"). The 401(k) Plan allows employees to contribute up to 15% of their annual compensation to the plan and provides for the Company to match contributions up to 100% of the employees' contributions up to 4% of total compensation.

San Antonio Coke's contributions to the San Antonio 401(k) Plan and the 401(k) Plan in 1995, 1996, and 1997 included in the consolidated statements of income, were approximately $355,000, $588,000, and $841,000, respectively.

PENSION PLAN

Prior to January 1, 1997, San Antonio Coke had a defined benefit pension plan covering substantially all full-time employees with over one year of service. Effective December 31, 1996, the San Antonio Coke defined benefit plan merged with the CCB Group defined benefit plan. Benefits attributed to service as an employee of San Antonio Coke after December 31, 1996, will be determined by using the benefit formula of the CCB Group plan (which is 38% higher than the formula under the old San Antonio Coke plan), then added to the frozen benefit for 1996 and prior years to calculate the total benefit to be paid to the participant. Only the pension liability and the net periodic pension cost attributable to San Antonio Coke have been presented below.

The following table sets forth the plan's funded status and amounts recognized in the Company's financial statements at December 31, 1996 and 1997 (in thousands):

                                                          1996           1997
                                                        --------       --------
 Accumulated benefit obligation-
  Vested benefits                                       $(10,690)      $(10,950)
  Nonvested benefits                                        (141)          (388)
                                                        --------       --------
                                                         (10,831)       (11,338)

 Effect of projected future compensation levels           (1,911)        (1,607)
                                                        --------       --------

 Projected benefit obligation                            (12,742)       (12,945)
 Plan assets at fair value                                13,183         14,624
                                                        --------       --------

 Plan assets in excess of projected benefit obligation       441          1,679
 Unrecognized net gain being amortized                    (2,034)        (3,619)
 Unrecognized prior service cost                             325            297
 Unrecognized net asset at January 1, 1987, being
  amortized over 17 years                                   (275)          (236)
                                                        --------       --------

 Pension liability                                      $ (1,543)      $ (1,879)
                                                        --------       --------
                                                        --------       --------

Net periodic pension cost for 1995, 1996, and 1997 includes the following components (in thousands):

                                                           1995          1996           1997
                                                          -------       -------        -------
 Service cost - benefits earned                           $   358       $   434        $   631
 Interest cost on projected benefit obligation                780           843            819
 Actual return on plan assets                              (1,766)       (1,547)        (2,072)
 Net amortization and deferral                                963           532            958
                                                          -------       -------        -------
 Net periodic pension cost                                $   335        $  262        $   336
                                                          -------       -------        -------
                                                          -------       -------        -------

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.25% and 5% in 1995, 1996 and 1997. The expected long-term rate of return on assets was 8.5% in 1995, 1996, and 1997. The plan assets consist primarily of money market investments, stocks, bonds, and an insurance company's general and growth equity accounts.

POSTRETIREMENT BENEFIT OBLIGATION

In addition to providing pension benefits, San Antonio Coke sponsors a postretirement healthcare plan that is limited to the following three groups:
(1) participants in the plan as of January 1, 1992, (2) employees having 20 years of service as of January 1, 1992, or (3) employees who were at least age 55 with five years of service as of January 1, 1992. Active employees in groups 2 or 3 are only eligible to receive benefits if they retire on or after their normal retirement age. The plan pays stated percentages of most necessary medical expenses incurred after subtracting payments by Medicare where applicable and after a stated deductible has been met. The plan is contributory, and the Company does not fund this plan.

The following table shows the components of the accrued postretirement healthcare cost liability as reflected on the consolidated balance sheet at December 31, 1996 and 1997 (in thousands):

                                                            1996           1997
                                                           ------         ------
 Retirees                                                  $3,224         $3,306
 Other active participants                                  1,040          1,067
 Other fully eligible participants                            144            148
 Unrecognized actuarial gain                                1,749          1,596
                                                           ------         ------
 Accrued postretirement healthcare cost liability          $6,157         $6,117
                                                           ------         ------
                                                           ------         ------

Net postretirement benefit cost included the following components in 1995, 1996, and 1997 (in thousands):

                                                             1995           1996          1997
                                                             ----           ----          ----
 Service cost - benefits attributed to service during
  the period                                                 $ 69           $ 58          $  49
 Interest cost on accumulated postretirement
  benefit obligation                                          393            343            313
 Amortization of unrecognized actuarial gain                  (44)           (82)          (153)
                                                             ----           ----          -----
 Total postretirement benefit cost                           $418           $319          $ 209
                                                             ----           ----          -----
                                                             ----           ----          -----

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 1995, 1996, and 1997. For measurement purposes, a 10% annual rate of increase in the per capita cost of covered healthcare claims was assumed for 1997; the rate was assumed to ratably decrease 1% each year to 5% in 2003 and remain level thereafter. The effect of increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $340,000 and the aggregate of the service and interest cost components of net postretirement healthcare cost for the 1997 fiscal year by $32,000.

NONSTATUTORY STOCK OPTION/STOCK APPRECIATION RIGHTS PLAN

The Company has a Nonstatutory Stock Option/Stock Appreciation Rights Plan (the "Stock Plan"). The Stock Plan allows the Company to grant stock options for Class A common stock to key officers and employees based on fair market value, as defined, at the date of grant. The Company issues a stock appreciation right corresponding to the excess of fair market value, as defined, over the option price for each specific stock option granted. In 1995, 1996, and 1997, no stock options or stock appreciation rights were issued by the Company. As of December 31, 1997, all outstanding stock appreciation rights (covering 11,160 shares) were vested at an option price of $40.90 per share and were exercisable.

MANAGEMENT INCENTIVE PLAN

Effective January 1, 1997, the Company amended its long-term management incentive agreements (the "old agreements") with certain of its key officers and managers in effect since January 1, 1994. The amendments shortened the length of the old agreements from five years to three years, eliminated cash flow goals for the fourth and fifth years, changed the basis of a lump-sum end payment from a five-year operating cash flow goal to a three-year operating cash flow goal, and provided a schedule for remaining payments under the plan. Expense for the old agreements included in the consolidated statements of income was $650,000 in 1995, $700,000 in 1996, and $700,000 in
1997.

Effective January 1, 1997, the Company entered into new long-term management incentive agreements (the "new agreements") with certain of its key officers and managers. Under the new agreements, a lump-sum payment is made based upon the attainment of a cumulative, three-year operating cash flow goal for the combined operations of Southwest Coke and TBG. No expense for the new agreements is included in the consolidated statements of income for any year presented.

OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company does not provide any postretirement or postemployment benefits other than the plans discussed above and, therefore, no additional liability has been recorded.

9.    MAJOR CUSTOMER:

The Company had one major customer in 1995, 1996, and 1997, which accounted for approximately 28%, 24%, and 21% of net revenues.

10.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

As of December 31, 1995, 1996, and 1997 the balance for allowance for doubtful accounts was $515,000, $544,000, and $601,000, respectively. The activity for this account for the three years ended December 31, 1997, was as follows (in thousands):

               Balance at                  Write-offs,     Balance
                Beginning   Charged to       Net of         at End
 Year            of Year     Expense       Recoveries      of Year
 ----          ----------   ----------     ----------      -------
 1995             $425        $240           $(150)          $515
 1996              515         240            (211)           544
 1997              544         301            (244)           601

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

      10.8     Franchise Agreement, dated as of September 7, 1921, between Wichita Falls Coca-Cola Bottling
               Company and The Coca-Cola Company.(1)

      10.9     Franchise Agreement, dated as of February 6, 1984, between Wichita Coca-Cola Bottling Company and The Coca-Cola Company (Clarendon territory).(1)

     10.10     Form of Amendments to Franchise Agreements between each of the subsidiaries of the Company and
               The Coca-Cola Company.(1)

     10.11     Form of Franchise Agreements between Dr. Pepper Company and Southwest Coca-Cola Bottling
               Company, Inc. (for various territories).(1)

     10.12     Employment Agreement, dated as of December 16, 1985, between the Company and Edmund M. Hoffman.(1)
               #

---------------------
     (1) Incorporated by reference to the Company's Registration Statement on
Form S-1 (No. 33-69247) filed on November 5, 1993.


      #  Management Contract or Plan.


     10.13     Employment Agreement, dated as of December 16, 1985, between the Company and Robert K. Hoffman.(1)
               #

     10.14     Amendment No. 1, dated as of September 9, 1993, to the Employment Agreement dated as of December
               16, 1985, between the Company and Robert K. Hoffman.(1) #

     10.15     Executive Security Plan for the Company.(1) #

     10.16     The Company's Non-Statutory Stock Option/Stock Appreciation Rights Plan.(1) #

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

     10.28     Management Incentive Plan of the Company, adopted June 22, 1994, effective January 1, 1994.(3) #

----------------
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.



     10.29     Management Incentive Agreement, executed June 23, 1994 and effective January 1, 1994, between the Company and Charles F. Stephenson.(3)#

     10.30     Management Incentive Agreement, executed May 9, 1994 and effective January 1, 1994, between
               Southwest Coke and Ronnie Hill.(3) #

     10.31     Management Incentive Agreement, executed July 20, 1994 and effective January 1, 1994, between the Company and E.T. Summers, III.(3) #

     10.32     Employment Agreement, executed August 10, 1994 and effective January 1, 1994, between the
               Company and Stephanie L. Ertel.(4)#

     10.33     Management Incentive Plan for managers of ACFS, effective January 1, 1995.(5)#

     10.34     Relocation Agreement, effective June 15, 1995, between the Company and Charles F. Stephenson.(5) #

     10.35     Loan Agreement ($120,000,000 Term Loan Facility and $30,000,000 Revolving Loan Facility) (the
               "1995 Company Loan Agreement"), dated as of April 4, 1995, among the Company, Texas Commerce
               Bank National Association ("TCB"), as Agent and a Lender, First Bank National Association
               ("First Bank"), as Agent and a Lender, and certain other financial institutions who are parties to the 1995 Company Loan Agreement.(6)

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

     10.38     Security Agreement, dated as of April 4, 1995, by and among the Company, First Bank, as
               Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the 1995
               Company Loan Agreement.(6)

     10.39     Security Agreement, dated as of April 4, 1995, by and among Southwest Coke, First Bank, as
               Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the 1995
               Company Loan Agreement.(6)

     10.40     Security Agreement, dated as of April 4, 1995, by and among Parent, First Bank, as Collateral
               Agent, TCB, as  Agent, and the financial institutions who are parties to the 1995 Company Loan
               Agreement.(6)

     10.41     Form of Term Note issued by the Company pursuant to the 1995 Company Loan Agreement.(6)

-----------------
(3)  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.


     10.42     Form of Revolving Note issued by the Company pursuant to the 1995 Company Loan Agreement.(6)

     10.43     Contribution Agreement, dated as of April 4, 1995, executed by Parent, the Company, Southwest
               Coke, Alva Coca-Cola Bottling  Co.,  Inc.,  Woodward  Coca-Cola  Bottling  Company,  Market
               Communications Counselors, Inc. and The Dani Group, Inc.(6)

     10.44     Loan Agreement ($115,000,000 Term Loan Facility and $25,000,000 Revolving Loan Facility) (the
               "1995 TBG Loan Agreement"), dated as of April 4, 1995, among TBG, TCB, as Agent and a Lender,
               First Bank, as Agent and a Lender, and the other financial institutions who are parties to the
               1995 TBG Loan Agreement.(6)

     10.45     Interest Rate Agreement, dated as of April 4, 1995, by and among TBG, certain financial institutions a party thereto, First Bank, as Collateral Agent, and TCB, as Agent.(6)

     10.46     Notice of Entire Agreement, dated as of April 4, 1995, executed by TBG, San Antonio Coke and
               TCB, as Agent.(6)

     10.47     Security Agreement, dated as of April 4, 1995, by and among TBG, First Bank, as Collateral
               Agent, TCB, as Agent, and the financial institutions who are parties to the 1995 TBG Loan
               Agreement.(6)

     10.48     Form of Term Note issued by TBG pursuant to the 1995 TBG Loan Agreement.(6)

     10.49     Form of Revolving Note issued by TBG pursuant to the 1995 TBG Loan Agreement.(6)

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

     10.52     The Coca-Cola Bottling Group (Southwest), Inc. Management Incentive Plan approved by the Board of Directors of the Registrant June 4, 1997 effective January 1, 1997.(8)#

     10.53     Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective
               January 1, 1994, by and between the Registrant and Charles F. Stephenson.(8) #

     10.54     Management Incentive Agreement executed June 5, 1997, effective January 1, 1997, by and between
               The Coca-Cola Bottling Group (Southwest), Inc. and Charles F. Stephenson. 8 #

     10.55     Southwest Coca-Cola Bottling Company, Inc. Amendment to Management Incentive Plan adopted by the
               Board of Directors of Southwest Coca-Cola Bottling Company, Inc. effective June 1, 1997. 8 #

-----------------
(7)  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.



     10.56     Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective
               January 1, 1994, entered by and among Southwest Coca-Cola Bottling Company, Inc. and all managers who were participants in the 1994 Management Incentive Plan. 8 #

     10.57     Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective
               January 1, 1994, by and between Coca-Cola Bottling Company of the Southwest and E.T. Summers,
               III. 8 #

     10.58     Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective
               January 1, 1994 by and between the Registrant and E. T. Summers, III. 8 #

     10.59     Management Incentive Agreement executed June 30, 1997, effective January 1, 1997, entered by and among the Registrant, Texas Bottling Group, Inc., Coca-Cola Bottling Company of the Southwest
               and E. T. Summers, III. 8 #

     10.60     Credit Agreement ($50,000,000 Term Loan Facility and $220,000,000 Revolving Loan Facility) (the
               "Company Credit Agreement") dated March 11, 1998 among the Company and NationsBank, National
               Association ("NationsBank"), as Agent and as Lender, and the lenders party thereto.

     10.61     Form of Term Note issued by the Company pursuant to the Company Credit Agreement.

     10.62     Form of Revolving Note issued by the Company pursuant to the Company Credit Agreement.

     10.63     Swing Line Note issued by the Company pursuant to the Company Credit Agreement.

     10.64     Guaranty Agreement, dated March 11, 1998, among Parent, Dani, Southwest Coke, Woodward Coca-Cola
               Bottling Company, Alva Coca Cola Bottling Co., Inc. and Market Communication Common Counselors,
               Inc. in favor of NationsBank, as Agent.

     10.65     LC Account Agreement, dated March 11, 1998, between the Company and NationsBank, as Agent.

     10.66     Stock Pledge Agreement, dated March 11, 1998, among Parent, the Company, Southwest Coke, and
               NationsBank, as Agent.

     10.67     Credit Agreement ($230,000,000 Revolving Credit Facility) (the "TBG Credit Agreement"), dated
               March 11, 1998, among TBG, NationsBank, as Agent and as Lender, and the lenders party thereto.

     10.68     Form of Revolving Note issued by TBG pursuant to the TBG Credit Agreement.

     10.69     Swing Line Note issued by TBG pursuant to the TBG Credit Agreement.

     10.70     Guaranty Agreement, dated March 11, 1998, by Coca-Cola Bottling Company of the Southwest in
               favor of NationsBank, as Agent, pursuant to the TBG Credit Agreement.

     10.71     LC Account Agreement, dated March 11, 1998, between TBG and NationsBank, as Agent, pursuant to the TBG Credit Agreement.

     10.72     Stock Pledge Agreement, dated March 11, 1998, between TBG and NationsBank, as Agent, pursuant to the TBG Credit Agreement.



     10.73     The Coca-Cola Bottling Group (Southwest), Inc. Management Incentive Agreement by and between the
               Company and Charles F. Stephenson, effective January 1, 1998.#

     10.74     The Coca-Cola Bottling Group (Southwest), Inc. Management Incentive Agreement by and between the
               Company and E. T. Summers, III, effective January 1, 1998.#

      21.1     Subsidiaries of the Company.(9)
      27       Financial Data Schedule.

------------
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
