Form 10-Q
period 1998-03-31
COCA COLA BOTTLING GROUP SOUTHWEST INC
filed 1998-05-14
CIK 811615

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
                               ----------------

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                        Commission file number  33-69274

                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                              75-1494591
             ------                                              ----------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

              1999 Bryan Street, Suite 3300, Dallas, Texas  75201
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (214) 969-1910

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes __X__    No _____

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of May 1, 1998 was $0.00.

     As of May 1, 1998, 100,000 shares of the Company's Common Stock, par value $.10 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                    PART  I
                             FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
        ---------------------------------------------------------------

       CONSOLIDATED BALANCE SHEETS--MARCH 31, 1998 AND DECEMBER 31, 1997
       -----------------------------------------------------------------
                   (Amounts in Thousands, Except Share Data)

                                                         March 31,  December 31,
                                                           1998         1997
                                                         ---------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                              $  3,448     $  3,208
   Receivables-
      Trade accounts, net of allowance
      for doubtful accounts of $507 as of
      March 31, 1998 and $523 as of December 31, 1997      15,153       17,431
   Other                                                    8,528        7,418
                                                         --------     --------
                                                           23,681       24,849

   Inventories                                             10,826        9,461
   Prepaid expenses and other                               2,357        1,930
   Deferred tax asset                                       1,260        6,883
                                                         --------     --------
        Total current assets                               41,572       46,331
                                                         --------     --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                     5,655        5,655
   Buildings and improvements                              28,041       27,818
   Vending machines, machinery and equipment               82,080       79,959
   Furniture and fixtures                                   3,325        3,287
   Transportation equipment                                19,780       19,818
                                                         --------     --------
                                                          138,881      136,537
   Less-Accumulated depreciation and amortization         (87,652)     (86,132)
                                                         --------     --------
     Property, plant and equipment, net                    51,229       50,405

OTHER ASSETS:
   Franchise rights, net of accumulated
      amortization of $42,224 as of March 31,
      1998 and $41,328 as of December 31, 1997            101,418      102,317
   Goodwill, net of accumulated amortization of $2,331
      as of March 31, 1998 and $2,223 as of
      December 31, 1997                                    13,023       13,121
                                                         --------     --------
        Franchise rights and goodwill                     114,441      115,438

   Deferred financing costs, and other assets,
      net of accumulated amortization of $16,585 as of
      March 31, 1998 and $15,098 as of December 31, 1997   13,544       14,141
   Deferred tax asset                                       8,436        2,322
                                                         --------     --------
      Total other assets                                  136,421      131,901
                                                         --------     --------
        Total assets                                     $229,222     $228,637
                                                         --------     --------
                                                         --------     --------

                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

                                    PART  I
                             FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
        ---------------------------------------------------------------

       CONSOLIDATED BALANCE SHEETS--MARCH 31, 1998 AND DECEMBER 31, 1997
       -----------------------------------------------------------------
                   (Amounts in Thousands, Except Share Data)

                                                         March 31,  December 31,
                                                           1998         1997
                                                         ---------  ------------
CURRENT LIABILITIES:
   Accounts payable                                      $ 19,914     $ 18,090
   Accrued payroll                                          2,753        3,494
   Accrued interest                                         4,760        1,646
   Other accrued liabilities                                1,248        1,985
   Current maturities of long-term debt                     1,309        2,015
   Net liabilities of discontinued operations                  17           17
                                                         --------     --------
     Total current liabilities                             30,001       27,247
                                                         --------     --------


LONG-TERM DEBT, net of current maturities                 253,231      251,529


OTHER LIABILITIES                                           8,908       11,900


COMMITMENTS AND CONTINGENCIES


STOCKHOLDER'S EQUITY:
   Common stock, $.10 par value; 250,000 shares
   authorized: 100,000 shares issued and outstanding           10           10
   Additional paid-in capital                              26,223       26,223
   Retained deficit                                       (89,151)     (88,272)
                                                         --------     --------
     Total stockholder's equity                           (62,918)     (62,039)
                                                         --------     --------
       Total liabilities and stockholder's equity        $229,222     $228,637
                                                         --------     --------
                                                         --------     --------


                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                            (Amounts in Thousands)

                                                       1998          1997
                                                     ---------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $(879)        $891
  Adjustments to reconcile net income to net
   cash provided by operating activities-
    Net loss from discontinued operations                   -           326
    Depreciation and amortization                        4,507        3,446
    Amortization of deferred financing costs               153          146
    Deferred tax (benefit) provision                      (491)         368
    Deferred compensation                                  (93)         398
    Earnings of unconsolidated subsidiary                  662         (379)
    Extraordinary item                                   1,219            -
    Change in assets and liabilities, excluding
     effects of extraordinary item:
      Receivables                                        1,168       (2,604)
      Inventories                                       (1,365)      (1,289)
      Prepaid expenses and other                          (427)         610
      Accounts payable                                   1,824       (2,115)
      Accrued expenses                                   1,636        4,069
                                                     ---------      -------
        Net cash provided by operating activities        7,914        3,867
                                                     ---------      -------
NET CASH USED BY DISCONTINUED OPERATIONS                    -          (101)
                                                     ---------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net       (3,718)      (6,032)
  Other noncurrent assets aquired                       (2,053)        (371)
                                                     ---------      -------
    Net cash used by investing activities               (5,771)      (6,403)
                                                     ---------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving
   credit facility                                        (658)       5,300
  Retirement of long-term debt                        (108,915)           0
  Proceeds from issuance of long-term debt             110,800            0
  Payments on long-term debt                            (3,130)      (3,425)
                                                     ---------      -------
    Net cash provided (used) by financing activities    (1,903)       1,875
                                                     ---------      -------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                               240         (762)

CASH AND CASH EQUIVALENTS, beginning of period           3,208        3,111
                                                     ---------      -------
CASH AND CASH EQUIVALENTS, end of period                $3,448       $2,349
                                                     ---------      -------
                                                     ---------      -------

The accompanying notes are an integral part of these consolidated statements.

       THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1998 AND 1997

(1)  BASIS OF PRESENTATION:

          The accompanying unaudited consolidated financial statements of The Coca-Cola Bottling Group (Southwest) Inc., a Nevada corporation (the "Company") and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect, in the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of financial position, results of operations, and changes in cash flows at March 31, 1998 and for all periods presented. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company included in Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998.

(2)  INVENTORIES:

          Inventories consist of the following (in thousands):

                                                 Mar. 31,     Dec. 31,
                                                   1998         1997
                                                 -------      --------
     Raw materials                               $ 2,555       $2,307
     Finished goods                                8,170        6,643
     Repair parts and supplies                       101          511
                                                 -------       ------
                                                 $10,826       $9,461
                                                 -------       ------
                                                 -------       ------

(3)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

          Summarized financial information for Texas Bottling Group, Inc. ("TBG") as of March 31, 1998 and December 31, 1997, is as follows (in thousands):

                                                       Mar. 31      Dec. 31
                                                         1998         1997
                                                       --------     --------
     Current assets                                    $ 43,613     $ 44,388
     Noncurrent assets                                  206,190      206,043
     Current liabilities                                 22,030       23,160
     Long-term debt                                     219,636      214,867
     Other liabilities                                    2,157        5,072
     Postretirement benefit obligation                    6,110        6,117
     Stockholders' equity (deficit)                        (130)       1,215

     FOR THE THREE MONTH PERIODS
      ENDED MARCH 31, 1998 AND 1997:

                                                         1998         1997
                                                        -------      -------
       Net sales                                        $52,662      $48,847
       Cost of goods sold                                28,746       25,327
       Net income before income taxes and
         extraordinary item                                 268        1,393

       Net income (loss)                                 (1,345)         856

          The Company's equity in 1998 net income resulted in the Company recording a loss from TBG of $662,000.

(4)  INCOME TAXES:

          The Company's (benefit) provision for income taxes for the periods ended March 31, 1998 and 1997, is as follows (in thousands):

                                                    1998      1997
                                                   -----      ----
                Current                            $   0      $476
                Deferred                            (491)      368
                                                   -----      ----
                                                   $(491)     $844
                                                   -----      ----

(5)  DEBT:

          On March 11, 1998, the Company entered into a new credit agreement (the "1998 Bank Credit Agreement") with a group of banks. The 1998 Bank Credit Agreement provides the Company with credit facilities, under which the Company may borrow up to $270 million. The credit facilities include the following: 1) a 364-day term loan facility (the "1998 Term Loan") under which the Company may borrow up to $50 million; and 2) a five-year revolving credit agreement (the "1998 Revolver") under which the Company may borrow up to $220 million. As required by the 1998 Bank Credit Agreement, the proceeds from the 1998 Revolver shall be used to refinance existing indebtedness or as allowed under the 1998 Bank Credit Agreement, and the proceeds of the 1998 Term Loan shall be used solely for the repurchase of any remaining amounts of existing indebtedness under the Company's 9% Senior subordinated Notes due 2003. Advances made under the 1998 Term Loan will be available in a single borrowing and will be subject to quarterly amortization of principal based on the following schedule (with final payment due five years from the advance):

                  Years after Advance                Amortization
                           1                          $ 4 million
                           2                          $ 6 million
                           3                          $10 million
                           4                          $15 million
                           5                          $15 million

          Interest rates and commitment fees on the 1998 Revolver and the 1998 Term Loan are subject to change within a range of rates, depending on the ratio of total debt to earnings, as defined, at the end of each calendar quarter. The 1998 Revolver shall bear interest at a rate equal to either LIBOR plus 0.375% to 1.75% or the Alternate Base Rate, as defined, plus 0.0% to 0.75%. The 1998 Term Loan shall bear interest at a rate equal to either LIBOR plus 1.125% to 2.5% or the Alternate Base Rate, as defined, plus 0.0% to 1.25%. Interest payments are payable quarterly or as defined on the 1998 Revolver and the 1998 Term Loan. The Company must pay a commitment fee of 0.18% to 0.5% of the average daily unused committed amount of the 1998 Revolver and 0.18% to 0.5% of the available 1998 Term Loan. Additionally, the Company paid an underwriting fee equal to 0.5% of the entire amount of the 1998 Bank Credit Agreement at closing. This fee was approximately $1.35 million and will be amortized over the life of the 1998 Bank Credit Agreement.

          Under the 1998 Bank Credit Agreement, the group of banks received a first priority perfected security interest in all of the existing and future capital stock of the Company and its subsidiaries. Upon the fourth consecutive fiscal quarterly detemination of total debt to earnings, as defined, of not greater than 5.0 to 1, the Company may elect to terminate the security interest in stock of the Company and subsidiaries.

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

          In March 1998, the Company used proceeds from the 1998 Bank Credit Agreement to repay amounts outstanding related to its existing credit facility with a group of banks and other debt. The remaining unamortized cost, including the cost of an interest rate cap purchased in 1995 (approximately $1.2 million) associated with the 1995 Bank Agreement has been recorded net of income tax benefit as an extraordinary loss in 1998.

(6)  DISCONTINUED OPERATIONS:

          In December 1997, the Company's management adopted a plan to discontinue operations of The Dani' Group, Inc. ("Dani"). The Company expects to fully dispose of Dani through sale of its remaining assets in 1998. Accordingly, the operating results of Dani, including provisions for estimated lease termination costs, employee benefits, and losses incurred during the phase-out period of approximately $890,000 and a write-off of receivables, leasehold improvements, and deferred charges of approximately $554,000, have been segregated from continuing operations and reported as a separate line item on the statement of income. As of March 31, 1998 there have been no changes to these estimates.

          The Company has restated its prior financial statements to present the operating results of Dani as a discontinued operation. The assets and liabilities of such operations at March 31, 1998 and December 31, 1997, have been reflected as a net current liability based substantially on the original classification of such assets and liabilities.

(7)  COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES:

          The Company is a member of a soft drink canning cooperative and owns approximately 4% (qualifying shares) at March 31, 1998. The Company had purchases of $1,522,000 and $1,231,000 for the periods ended March 31, 1998 and 1997 from this cooperative.

          The Company's transactions with TBG included purchases of approximately $2,905,000 and $3,003,000 and sales of approximately $2,890,000 and $2,166,000 for the periods ended March 31, 1998 and 1997, respectively.

          The Company had purchases from Western Container Corporation, a plastic bottle manufacturer of which the Company's subsidiaries are shareholders, of $1,702,000 and $1,352,000 for the periods ended March 31, 1998 and 1997.

(8)  SUBSEQUENT EVENTS:

          On April 1, 1998 Southwest Coca-Cola Bottling Company, Inc. merged into the Company.

          On April 3, 1998, CCBG Corporation, TBG and The Prudential Insurance Company of America entered into a letter of intent to merge with Coca-Cola Enterprises Inc. The letter of intent also contemplates the acquisition by Coca-Cola Enterprises Inc. of shares of TBG not owned by the Company. The acquisition is pending execution of a definitive agreement and review of the premerger notification and reports filed with the Federal Trade Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Unit growth of soft drink sales is measured in equivalent case sales which convert all wholesale bottle, can and pre-mix unit sales into a value of equivalent cases of 192 ounces each. Unit sales of post-mix are not generally included in discussions concerning unit sales volume as post-mix sales are essentially sales of syrup and not of packaged products. However, all references to net revenues and gross profit include volume for post-mix.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

     NET REVENUES. Net Revenues for the Company increased by 3.7% or approximately $2.1 million to $60.1 million in 1998. Soft drink net revenues increased 1.1% primarily as a result of a 1.2% increase in equivalent case sales in 1998 versus 1997. Net revenues for post-mix as a percentage of total net revenues decreased to 11.8% in 1998, as compared to 12.0% in 1997. Net revenues for Automated & Custom Food Services, Inc. increased in 1998 by approximately 9.7% over 1997.

     GROSS PROFIT. Gross Profit increased by 2.0% from $29.8 million to $30.4 million, primarily as a result of the increase in revenues noted above offset by higher sweetener costs. Gross profit as a percentage of net revenues decreased to 50.7% in 1998 as compared to 51.5% in 1997.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses increased 4.6% or approximately $0.9 million in 1998. Selling, general and administrative expense as a percentage of net revenues increased
to 34.1% in 1998 from 33.8% in 1997.   Higher labor costs associated with
increased hiring for certain key sales positions accounted for most of the increase.

     OPERATING INCOME. As a result of the above, together with a $1.1 million increase in depreciation and amortization, operating income for the period ended March 31, 1998 decreased to $5.5 million, or 9.1% of net revenue, compared to $6.8 million or 11.8% of net revenue for the same period in 1997.

     INTEREST EXPENSE. Net interest expense decreased by approximately $0.2 million in 1998 due primarily to lower floating interest rates.

     EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARY. The Company recognized equity in the loss of TBG in 1998 of $0.7 million. TBG recorded net loss of approximately $1.3 million in 1998 compared to net income of approximately $0.9 million in 1997. TBG's operating income was 16.9% lower in 1998 compared to 1997.

     DISCONTINUED OPERATIONS. In December 1997, the Company's management adopted a plan to discontinue operations of The Dani' Group, Inc. ("Dani"). The Company expects to fully dispose of Dani through sale of its remaning assets in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1998, cash provided by operating activities was $7.9 million, generated primarily by net income plus depreciation and amortization. Investing activities used $5.8 million primarily for additions to property, plant and equipment while financing activities used $1.9 million primarily for payment of long-term debt.

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

                                    PART II
                               OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

     On April 3, 1998, CCBG Corporation, the Company's parent, TBG and The Prudential Insurance Company of America entered into a letter of intent to merge CCBG Corporation and TBG with Coca-Cola Enterprises Inc. The acquisition is pending execution of a definitive agreement and review of the premerger notification and reports filed with the Federal Trade Commission.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed for the quarter ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              The Coca-Cola Bottling Group (Southwest), Inc. (Registrant)



Date MAY 14, 1998             By: /s/ Charles F. Stephenson
                                 -----------------------------------------
                                 Charles F. Stephenson
                                 President and Chief Financial
                                 Officer (duly authorized officer and
                                 Principal Financial Officer)