Form 10-Q/A
period 1998-03-31
COCA COLA BOTTLING GROUP SOUTHWEST INC
filed 1998-05-15
CIK 811615

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

        THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC. AND SUBSIDIARIES
        ---------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
           ---------------------------------------------------------
                             (Amounts in Thousands)

                                                                       1998        1997
                                                                     -------     -------
NET REVENUES                                                         $60,055     $57,893


COSTS AND EXPENSES:
  Cost of goods sold (exclusive of
    depreciation shown below)                                         29,627      28,075
  Selling, general and administrative                                 20,468      19,567
  Depreciation and amortization                                        4,507       3,446
                                                                     -------     -------
                                                                      54,602      51,088
                                                                     -------     -------

        Operating income                                               5,453       6,805

INTEREST:
  Interest on debt                                                    (4,866)     (5,028)
  Deferred financing cost                                               (153)       (146)
  Interest income                                                         77          51
                                                                     -------     -------
                                                                      (4,942)     (5,123)

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED SUBSIDIARY                (662)        379
                                                                     -------     -------

        Income from operations before income taxes,
        discontinued operations and extraordinary item                  (151)      2,061

INCOME TAX BENEFIT (PROVISION)                                            64        (844)
                                                                     -------     -------

        Income (loss) from operations before discontinued
        operations and extraordinary item                                (87)      1,217

DISCONTINUED OPERATIONS:
  Loss from discontinued operations, net of
    income tax benefit of $176 as of March 31, 1997                        0        (326)
                                                                     -------     -------

        Income from operations before extraordinary item                 (87)        891

EXTRAORDINARY LOSS, net of income tax benefit of $427                   (792)          0
                                                                     -------     -------

                                                                       ($879)       $891
                                                                     -------     -------
                                                                     -------     -------

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