Form 10-Q
period 1998-07-03
COCA COLA BOTTLING GROUP SOUTHWEST INC
filed 1998-08-24
CIK 811615

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the quarterly period ended July 3, 1998

                                       or

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 33-69274

                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

             (Exact name of registrant as specified in its charter)

                      NEVADA                              75-1494591
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

         2500 WINDY RIDGE PARKWAY, SUITE 700
         ATLANTA, GEORGIA                                     30339
         (Address of principal executive offices)          (Zip Code)

                                  770-989-3000
              (Registrant's telephone number, including area code)

                                 --------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock.

      100,000 SHARES OF $.10 PAR VALUE COMMON STOCK AS OF AUGUST 17, 1998

================================================================================

                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

                          QUARTERLY REPORT ON FORM 10-Q

                         FOR QUARTER ENDED JULY 3, 1998




                                      INDEX



                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the
           Quarters ended July 3, 1998 and June 30, 1997..........            1

         Condensed Consolidated Statements of Income for the Six
           Months ended July 3, 1998 and June 30, 1997............            2

         Condensed Consolidated Balance Sheets as of July 3, 1998
           and December 31, 1997..................................            3

         Condensed Consolidated Statements of Cash Flows for the
           Six Months ended July 3, 1998 and June 30, 1997........            5

         Notes to Condensed Consolidated Financial Statements.....            6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................            9


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.........................           11

Signatures........................................................           12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED; IN THOUSANDS)



                                                               QUARTER ENDED
                                                           ---------------------
                                                            JULY 3,     JUNE 30,
                                                             1998         1997
                                                           --------     --------

NET OPERATING REVENUES................................     $86,444      $63,789
Cost of sales.........................................      48,237       32,881
                                                           -------      -------

GROSS PROFIT..........................................      38,207       30,908
Selling, general, and administrative expenses.........      32,684       21,183
                                                           -------      -------

OPERATING INCOME......................................       5,523        9,725
Interest expense, net.................................       6,030        5,223
Other income (expense), net - Note D..................       7,194          (41)
Equity in earnings (loss) of unconsolidated
   subsidiary.........................................        (576)       1,453
                                                           -------      -------

INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS
   AND EXTRAORDINARY ITEM.............................       6,111        5,914
Income tax expense....................................       2,139        1,207
                                                           -------      -------

NET INCOME BEFORE DISCONTINUED OPERATIONS AND
   EXTRAORDINARY ITEM.................................       3,972        4,707
Loss from discontinued operations, net of income tax
   benefit of $23.....................................          --         (249)
                                                           -------      -------

NET INCOME BEFORE EXTRAORDINARY ITEM..................       3,972        4,458
Extraordinary loss, net of income tax benefit of $481.        (894)          --
                                                           -------      -------

NET INCOME............................................     $ 3,078      $ 4,458
                                                           =======      =======




See Notes to Condensed Consolidated Financial Statements.

                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED; IN THOUSANDS)



                                                           SIX MONTHS ENDED
                                                       ------------------------
                                                        JULY 3,        JUNE 30,
                                                         1998            1997
                                                       --------        --------

NET OPERATING REVENUES...........................      $146,499        $121,682
Cost of sales....................................        77,864          60,956
                                                       --------        --------

GROSS PROFIT.....................................        68,635          60,726
Selling, general, and administrative expenses....        57,659          44,196
                                                       --------        --------

OPERATING INCOME.................................        10,976          16,530
Interest expense, net............................        10,972          10,346
Other income (expense), net - Note D.............         7,194             (41)
Equity in earnings (loss) of unconsolidated
   subsidiary....................................        (1,238)          1,832
                                                       --------        --------

INCOME BEFORE INCOME TAXES, DISCONTINUED
   OPERATIONS AND EXTRAORDINARY ITEM.............         5,960           7,975
Income tax expense...............................         2,075           2,051
                                                       --------        --------

NET INCOME BEFORE DISCONTINUED OPERATIONS AND
   EXTRAORDINARY ITEM............................         3,885           5,924
Loss from discontinued operations, net of
   income tax benefit of $199....................            --            (575)
                                                       --------        --------

NET INCOME BEFORE EXTRAORDINARY ITEM.............         3,885           5,349
Extraordinary loss, net of income tax benefit
   of $908.......................................        (1,686)             --
                                                       --------        --------

NET INCOME.......................................      $  2,199        $  5,349
                                                       ========        ========




See Notes to Condensed Consolidated Financial Statements.

                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                      JULY 3,     DECEMBER 31,
                     ASSETS                            1998           1997
                                                   ------------   ------------
                                                    (Unaudited)
CURRENT
   Cash and cash investments, at cost
     approximating market.....................       $  8,592       $  3,208
   Trade accounts receivable, less reserves
     of $1,040 and $523, respectively.........         42,646         17,431
   Inventories:
     Finished goods...........................         13,364          6,643
     Raw materials and supplies...............          6,124          2,818
                                                     --------       --------
                                                       19,488          9,461
   Current deferred income tax assets.........          4,825          6,883
   Prepaid expenses and other current assets..         15,012          9,348
                                                     --------       --------
       Total Current Assets...................         90,563         46,331

PROPERTY, PLANT, AND EQUIPMENT
   Land                                                10,294          5,655
   Buildings and improvements.................         33,885         27,818
   Machinery and equipment....................        124,999        103,064
                                                     --------       --------
                                                      169,178        136,537
   Less allowances for depreciation...........         79,879         86,132
                                                     --------       --------
       Net Property, Plant, and Equipment.....         89,299         50,405


FRANCHISES AND OTHER NONCURRENT ASSETS, NET...        666,296        131,901
                                                     --------       --------

                                                     $846,158       $228,637
                                                     ========       ========




See Notes to Condensed Consolidated Financial Statements.

                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                       JULY 3,      DECEMBER 31,
      LIABILITIES AND STOCKHOLDERS' EQUITY              1998            1997
                                                    ------------    ------------
                                                    (Unaudited)
CURRENT
   Accounts payable and accrued expenses........     $  49,562        $ 25,215
   Current portion of long-term debt............         1,798           2,015
   Net liabilities of discontinued operations...            --              17
                                                     ---------        --------
       Total Current Liabilities................        51,360          27,247

LONG-TERM DEBT, LESS CURRENT MATURITIES.........       466,531         251,529

DEFERRED TAX LIABILITY..........................       188,160              --

OTHER LIABILITIES...............................        19,497          11,900

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value; 250,000 shares
    authorized: 100,000 shares issued and
    outstanding.................................            10              10
   Additional paid-in capital...................       206,670          26,223
   Retained deficit.............................       (86,070)        (88,272)
                                                     ---------        --------
       Total Stockholders' Equity...............       120,610         (62,039)
                                                     ---------        --------

                                                     $ 846,158        $228,637
                                                     =========        ========

                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                           SIX MONTHS ENDED
                                                       ------------------------
                                                        JULY 3,        JUNE 30,
                                                          1998           1997
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................     $   2,199      $   5,349
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Net loss from discontinued operations......            --            575
       Depreciation and amortization..............         9,998          7,555
       Deferred income tax provision..............           293          1,851
       Extraordinary item.........................         2,594             --
       Loss (Earnings) of unconsolidated
         subsidiary...............................         1,238         (1,832)
       Net changes in current assets and
         liabilities..............................        (4,248)        (9,102)
       Gain on sale of operating division.........        (7,215)            --
                                                       ---------      ---------
   Net cash provided by operating activities......         4,859          4,396

NET CASH USED BY DISCONTINUED OPERATIONS..........            --            (52)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant, and equipment....        (7,168)        (3,215)
   Disposals of  property, plant, and equipment...        13,071             --
   Cash investments in bottling businesses........       (11,044)            --
   Other investing activities.....................        (1,427)          (123)
                                                       ---------      ---------
   Net cash used in investing activities..........        (6,568)        (3,338)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under credit facilities.........       308,128          6,350
   Retirement of long-term debt...................      (312,215)            --
   Payments of long-term debt.....................        (1,895)        (7,230)
   Capital contributions..........................        13,075             --
                                                       ---------      ---------
   Net cash provided (used) by financing
     activities...................................         7,093           (880)
                                                       ---------      ---------

NET INCREASE IN CASH AND CASH INVESTMENTS.........         5,384            126
   Cash and cash investments at beginning of
     period.......................................         3,208          3,182
                                                       ---------      ---------

CASH AND CASH INVESTMENTS AT END OF PERIOD........     $   8,592      $   3,308
                                                       =========      =========


See Notes to Condensed Consolidated Financial Statements.

                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Coca-Cola Bottling Group (Southwest), Inc., (the "Company") and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the quarter and six months ended July 3, 1998 are not necessarily indicative of results expected for the entire year ending December 31, 1998.

NOTE B - ACQUISITIONS AND CHANGE IN OWNERSHIP

On June 5, 1998, Coca-Cola Enterprises Inc. ("CCE") became the holder of all of the issued and outstanding stock of the Company. This was accomplished by a merger of a wholly owned subsidiary of CCE into the Company's parent corporation, followed by the merger of the Company's parent corporation into CCE. Following this acquisition, the Company acquired the remaining 51% ownership of Texas Bottling Group, Inc. and Subsidiary ("TBG") making TBG a wholly owned subsidiary of the Company. The purchase price for the acquisition by the Company of the remaining 51% ownership of TBG was approximately $167 million funded through a capital contribution from CCE. Shareholders of TBG received common stock of CCE in exchange for their shares.

Prior to the acquisition, the Company owned shares of common stock of TBG representing 49% of the ownership of TBG. The Company previously accounted for its investment in TBG under the equity method. TBG primarily bottles and distributes soft drinks in its franchise territories in central and southern Texas, including the cities of San Antonio and Corpus Christi.

The purchase method of accounting has been used for the Company's acquisition of TBG and, accordingly, the results of operations of TBG are included in the Company's consolidated statement of income beginning with the date of acquisition. In addition, assets and liabilities of TBG have been included in the Company's July 3, 1998 consolidated balance sheet at their estimated fair values at the date of acquisition. Management has determined any adjustments to the Company's historical basis of accounting to reflect CCE's purchase of the Company are not appropriate because of the existence of the Company's outstanding public debt.

                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE B - ACQUISITIONS AND CHANGE IN OWNERSHIP (CONTINUED)

The following table summarizes unaudited pro forma financial information of the Company as if the acquisition of TBG were completed effective January 1, 1997. The pro forma financial information presented below for the six months ended June 30, 1997 and July 3, 1998 reflects adjustments for the elimination of certain transactions between the Company and TBG, amortization of the value of the acquired franchise asset over 40 years and the income tax effect of the amortization expense:

                                        QUARTER ENDED         SIX MONTHS ENDED
                                    --------------------    --------------------
                                     JULY 3,    JUNE 30,     JULY 3,    JUNE 30,
(UNAUDITED; IN THOUSANDS)             1998        1997        1998        1997
                                    --------    --------    --------    --------

Net Operating Revenues..........    $126,297    $112,486    $233,219    $214,057
                                    ========    ========    ========    ========
Net Income From Continuing
  Operations....................    $  1,865    $  4,945    $  1,307    $  5,380
                                    ========    ========    ========    ========
Net Income (Loss)...............    $    971    $  4,696    $ (1,849)   $  4,805
                                    ========    ========    ========    ========

The pro forma adjustments in certain cases are based on preliminary estimates of the fair value of assets and liabilities of TBG, which may require further adjustment when additional information is obtained as of the acquisition date and during the one year period subsequent to acquisition. Any reallocation of the purchase price based on final valuations of assets and liabilities should not differ significantly from the original estimates and should not have a material impact on the pro forma financial statements.

On April 1, 1998 Southwest Coca-Cola Bottling Company, Inc., a wholly owned subsidiary of the Company, merged into the Company.


NOTE C - LONG-TERM DEBT

On March 11, 1998, the Company entered into a new credit agreement (the "1998 Bank Credit Agreement") with a group of banks. The 1998 Bank Credit Agreement provided the Company with credit facilities under which the Company could borrow up to $270 million. Also, on March 11, 1998, TBG entered into a credit agreement (the "1998 Senior Credit Facility") with a group of banks. The 1998 Senior Credit Facility provided TBG with a revolving credit facility under which TBG could borrow up to $230 million.

In March 1998, the Company used proceeds from the 1998 Bank Credit Agreement to repay amounts outstanding related to its existing credit facility with a group of banks and other debt. The remaining unamortized cost, including the cost of an interest rate cap agreement purchased in 1995 (approximately $1.2 million), has been recognized, net of the income tax benefit, as an extraordinary loss in 1998.

                 THE COCA-COLA BOTTLING GROUP (SOUTHWEST), INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - LONG-TERM DEBT (CONTINUED)

Subsequent to CCE's purchase of the Company's parent, CCE loaned the Company a total of approximately $222 million to repay all amounts outstanding under the Company's 1998 Bank Credit Agreement and TBG's 1998 Senior Credit Facility. The remaining unamortized cost, approximately $1.4 million, associated with the 1998 Bank Credit Agreement, has been recognized, net of the income tax benefit, as an extraordinary loss in 1998.

The outstanding principal balance of these new loans, together with all accrued but unpaid interest, is due and payable in full on demand or, if no demand has been made, on June 5, 2008. These new loans bear interest at 6% annually, compounded monthly, payable on the last day of the fiscal year, commencing December 31, 1998. The outstanding balance of these loans at July 3, 1998 have been classified as long-term because CCE has agreed to not demand payment within the next twelve months or alternatively, to refinance or to arrange refinancing on a long-term basis.

NOTE D - SALE OF ACFS

On June 4, 1998, Automated and Custom Food Services, L.P., purchased the assets (including approximately $2 million in cash) and assumed the liabilities of the ACFS division of the Company and purchased certain other assets and assumed certain other liabilities of the Company for a total purchase price, net of liabilities, of approximately $15.1 million in cash. The sale by the Company resulted in a gain of $7.2 million included in other income.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Unit growth of soft drink sales is measured in equivalent case sales which convert all wholesale bottle, can and pre-mix unit sales into a value of equivalent cases of 192 ounces each. Unit sales of post-mix are not generally included in discussions concerning unit sales volume as post-mix sales are essentially sales of syrup and not of packaged products. All references to net revenues and gross profit include volumes for post-mix.

On June 5, 1998, Coca-Cola Enterprises Inc. ("CCE") became the holder of all of the issued and outstanding stock of the Company. This was accomplished by a merger of a wholly owned subsidiary of CCE into the Company's parent corporation, followed by the merger of the Company's parent corporation into CCE. Following this acquisition, the Company acquired 51% ownership of Texas Bottling Group, Inc. ("TBG") making TBG a wholly owned subsidiary of the Company.

RESULTS OF OPERATIONS

Net Operating Revenues: Net revenues for the second quarter of 1998 increased 36% to $86 million compared to $64 million for the same period in 1997. Net revenues for the first six months of 1998 increased 20% to $146 million compared to $122 million for the same period in 1997. The 1998 periods include the results of TBG from the date of acquisition, June 5, 1998. Excluding the TBG results, net revenues for both the second quarter and first six months of 1998 increased 3.7%. The increase in net revenues was due to an increase in sales volume and three additional days included in the second-quarter 1998 period as compared to the same period in 1997.

Equivalent case sales increased 62.5% and 37.9% for the second quarter and first six months of 1998, respectively, compared to the same periods in 1997. Equivalent case sales adjusted to exclude TBG results and the additional three days in 1998 increased 9.1% and 8.6% for the second quarter and first six months of 1998, respectively, compared to the same period in 1997. Net revenues per case did not change significantly for the second quarter and first six months of 1998.

Gross Profit: Gross profit for the second quarter of 1998 increased 24% to $38 million compared to $31 million for the same period in 1997. Gross profit for the first six months of 1998 increased 13% to $69 million compared to $61 million for the same period in 1997. The increase in gross profit was due to the impact of TBG on consolidated results in addition to sales volume increases partially offset by higher raw material costs primarily for soft drink concentrates and sugars. Gross profit as a percentage of net revenues was 44% and 47% for the second quarter and first six months of 1998, respectively, compared to 48% and 50% for the same periods in 1997.

Selling, general, and administrative expenses: Selling, general, and administrative expenses for the second quarter of 1998 increased 54% to $33 million from $21 million for the same period in 1997. Selling, general, and administrative expenses for the first six months 1998 increased 30% to $58 million from $44 million for the same period in 1997. This increase was due primarily to selling, general, and administrative expenses relating to TBG from the date of acquisition in addition to increases in labor expense associated with hiring for key sales positions, stock appreciation rights expense, bad debt expense, and a reduction of casualty insurance expense in 1997.

Operating Income: As a result of the above, operating income for the second quarter of 1998 decreased 43% to $6 million compared to $10 million for the same period in 1997. Operating income for the first six months of 1998 decreased 34% to $11 million compared to $17 million for the same period in 1997. Operating income as a percentage of net revenues was 6% and 7% for the second quarter and first six months of 1998, respectively, compared to 15% and 14% for the same periods in 1997.

Interest expense, net: Net interest expense was $6 million and $11 million for the second quarter and first six months of 1998, respectively, compared to $5 million and $10 million for the same periods in 1997, due primarily to the additional interest associated with TBG's outstanding debt assumed by the Company in connection with the purchase of TBG.

Equity in earnings (loss) of unconsolidated subsidiary: The Company recognized equity in the loss of TBG of $0.6 million and $1.2 million in the second quarter and first half of 1998, respectively. TBG recognized a net loss of $2.5 million for the period January 1, 1998 to June 5, 1998. On June 5, 1998, TBG became a wholly owned subsidiary of the Company and the results of operations of TBG are included in the Company's consolidated statements of income beginning with the date of acquisition.

Other income (expense), net: On June 4, 1998, the Company sold its ACFS division for a total purchase price, net of liabilities, of approximately $15.1 million in cash. The sale by the Company resulted in a gain of $7.2 million recognized in other income.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash for the first half of 1998 consisted of those provided by operations of $4.9 million, net cash received from the sale of ACFS of $13 million, and from borrowings under credit facilities of $308 million. Our primary uses of cash were for the retirement of long-term debt of $312 million and for the acquisition of TBG for a net cash cost of $11 million.

The Company's business is subject to seasonality due to the influence of weather conditions on consumer demand for soft drinks, which affects working capital. This seasonality results from a combination of higher unit sales in the second and third quarters versus the first and forth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality. Therefore, operating results for the second quarter and six months ended July 3, 1998 are not indicative of results that may be expected for the year ending December 31, 1998.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit                                                Incorporated by Reference
 Number                   Description                      or Filed Herewith
-------   ------------------------------------------   -------------------------

    3     By-Laws                                      Filed Herewith

  4.1     Revolving Credit Note between The Coca-      Filed Herewith
          Cola Bottling Group (Southwest), Inc. and
          Coca-Cola Enterprises Inc.

  4.2     Revolving Credit Note between The Texas      Filed Herewith
          Bottling Group, Inc. and Coca-Cola
          Enterprises Inc.

   27     Financial Data Schedule (for SEC use only)   Filed Herewith

(b)       Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended July 3, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE COCA-COLA BOTTLING GROUP
                                    (SOUTHWEST), INC.
                                    (Registrant)




Date: August 17, 1998                /s/ John R. Alm
                                    -------------------------------
                                    John R. Alm
                                    Executive Vice President and
                                      Chief Financial Officer


Date: August 17, 1998                /s/ O. Michael Whigham
                                    -------------------------------
                                    O. Michael Whigham
                                    Vice President, Controller and
                                      Principal Accounting Officer